Form 10-Q
period 2020-06-30
Kubient, Inc.
filed 2020-09-24
CIK 1729750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-39441

KUBIENT, INC.

(Exact name of registrant as specified in its charter)

Delaware	82-1808844
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

228 Park Avenue South

Suite 72602

New York, New York 10003-1502

(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: (866) 668-2567

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.00001 per share	KBNT	The Nasdaq Stock Market LLC
Common Stock Purchase Warrants	KBNTW	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of September 22, 2020, the registrant had 7,661,300 shares of common stock outstanding.

KUBIENT, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2020

Glossary	A-1

Kubient, Inc.

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2020	2019
	(unaudited)
Assets
Current Assets:
Cash	$45,115	$33,785
Accounts receivable, net	572,651	38,704
Prepaid expenses and other current assets	29,389	28,072
Total Current Assets	647,155	100,561
Intangible assets, net	1,445,226	83,333
Property and equipment, net	5,827	4,549
Deferred offering costs	433,898	285,196
Total Assets	$2,532,106	$473,639

Liabilities and Stockholders' Deficiency
Current Liabilities:
Accounts payable - suppliers	$540,933	$785,180
Accounts payable - trade	2,206,827	867,554
Accrued expenses and other current liabilities	1,037,047	478,674
Accrued interest	251,653	117,912
Accrued interest - related parties	41,559	4,204
Due to related party	29,000	29,000
Notes payable, current portion	271,960	113,967
Convertible notes payable, current portion, net of discount of $0 and $630,994 as of June 30, 2020 and December 31, 2019, respectively	-	2,569,006
Convertible notes payable - related parties, current portion, net of discount of $0 and $281,701 as of June 30, 2020 and December 31, 2019, respectively	-	548,799
Total Current Liabilities	4,378,979	5,514,296
Convertible notes payable, non-current portion, net of discount of $330,585 and $0 as of June 30, 2020 and December 31, 2019, respectively	3,154,415	-
Convertible notes payable - related parties, non-current portion, net of discount of $183,965 and $0 as of June 30, 2020 and December 31, 2019, respectively	722,035	-
Notes payable, non-current portion	248,197	-
Notes payable - related parties, non-current portion	585,000	-
Total Liabilities	9,088,626	5,514,296

Commitments and contingencies (Note 8)
Stockholders' Deficiency:
Preferred stock, $0.00001 par value; 5,000,000 shares authorized; No shares issued and outstanding as of June 30, 2020 and December 31, 2019	-	-
Common stock, $0.00001 par value; 95,000,000 shares authorized; 3,602,633 and 3,601,521 shares issued and outstanding as of June 30, 2020 and December 31, 2019	36	36
Additional paid-in capital	3,410,279	3,362,724
Accumulated deficit	(9,966,835)	(8,403,417)
Total Stockholders' Deficiency	(6,556,520)	(5,040,657)
Total Liabilities and Stockholders' Deficiency	$2,532,106	$473,639

The accompanying notes are an integral part of these condensed consolidated financial statements.

Kubient, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net Revenues	$91,537	$49,150	$1,473,450	$105,956

Operating Expenses:
Technology	551,157	381,786	1,031,558	754,737
General and administrative	658,080	658,764	1,322,006	791,371

Total Operating Expenses	1,209,237	1,040,550	2,353,564	1,546,108

Loss From Operations	(1,117,700)	(991,400)	(880,114)	(1,440,152)

Other (Expense) Income:
Interest expense	(296,483)	(143,663)	(729,295)	(160,099)
Interest expense - related parties	(101,637)	(115)	(202,551)	(115)
Gain on forgiveness of accounts payable - supplier	-	-	236,248	-
Other income	10,500	-	12,294	244

Total Other Expense	(387,620)	(143,778)	(683,304)	(159,970)

Net Loss	$(1,505,320)	$(1,135,178)	$(1,563,418)	$(1,600,122)

Net Loss Per Share - Basic and Diluted	$(0.42)	$(0.32)	$(0.43)	$(0.44)

Weighted Average Common Shares Outstanding - Basic and Diluted	3,601,838	3,599,300	3,601,680	3,599,300

The accompanying notes are an integral part of these condensed consolidated financial statements.

Kubient, Inc.

Condensed Consolidated Statements of Changes in Stockholders' Deficiency

(unaudited)

	For the Six Months Ended June 30, 2020
			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance - January 1, 2020	3,601,521	$36	$3,362,724	$(8,403,417)	$(5,040,657)
Stock-based compensation:
Options	-	-	5,394	-	5,394
Net loss	-	-	-	(58,098)	(58,098)
Balance - March 31, 2020	3,601,521	36	3,368,118	(8,461,515)	(5,093,361)
Stock-based compensation:
Options	-	-	5,423	-	5,423
Common stock	1,112	-	3,000	-	3,000
Forgiveness of accrued expenses by related party	-	-	33,738	-	33,738
Net loss	-	-	-	(1,505,320)	(1,505,320)
Balance - June 30, 2020	3,602,633	$36	$3,410,279	$(9,966,835)	$(6,556,520)

	For the Six Months Ended June 30, 2019
			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance - January 1, 2019	3,599,300	$36	$2,717,538	$(4,270,544)	$(1,552,970)
Stock-based compensation:
Options	-	-	5,502	-	5,502
Net loss	-	-	-	(464,944)	(464,944)
Balance - March 31, 2019	3,599,300	36	2,723,040	(4,735,488)	(2,012,412)
Issuance of investor and placement agent warrants in connection with issuance of convertible notes payable, net of issuance costs [1]	-	-	437,901	-	437,901
Stock-based compensation:
Options	-	-	5,258	-	5,258
Net loss	-	-	-	(1,135,178)	(1,135,178)
Balance - June 30, 2019	3,599,300	$36	$3,166,199	$(5,870,666)	$(2,704,431)

[1] Net of issuance costs of $78,766.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Kubient, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the Six Months Ended
	June 30,
	2020	2019
Cash Flows From Operating Activities:
Net loss	$(1,563,418)	$(1,600,122)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	139,145	-
Bad debt expense	3,734	1,684
Gain on forgiveness of accounts payable - supplier	(236,248)	-
Allowance for other asset	-	200,000
Stock-based compensation:
Stock options	10,817	10,760
Common stock	73,125	6,000
Amortization of debt discount and debt issuance costs	585,409	125,683
Amortization of debt discount and debt issuance costs - related parties	173,236	70
Changes in operating assets and liabilities:
Accounts receivable	(537,681)	(38,808)
Prepaid expenses and other current assets	(1,317)	(35,621)
Other asset	-	(270,000)
Accounts payable - suppliers	(7,999)	82,773
Accounts payable - trade	209,292	55,596
Accrued expenses and other current liabilities	373,284	(37,164)
Accrued interest	133,741	26,127
Accrued interest - related parties	37,355	34
Net Cash Used In Operating Activities	(607,525)	(1,472,988)

Cash Flows From Investing Activities:
Purchase of intangible assets	(355,019)	-
Purchase of property and equipment	(2,316)	-
Advances to related party	-	(25,000)
Net Cash Used In Investing Activities	(357,335)	(25,000)

Cash Flows From Financing Activities:
Advances from related party	-	250
Repayment of advance from related party	-	(45,000)
Proceeds from issuance of convertible notes payable and investor warrants [1]	-	2,127,401
Proceeds from issuance of notes payable	406,190	-
Proceeds from issuance of notes payable - related parties	585,000	-
Repayment of notes payable	-	(82,369)
Payment of deferred offering costs	(15,000)	-
Net Cash Provided By Financing Activities	976,190	2,000,282

Net Increase In Cash	11,330	502,294

Cash - Beginning of the Period	33,785	7,518

Cash - End of the Period	$45,115	$509,812

[1] The amount for the six months ended June 30, 2019 includes gross proceeds of $2,500,000, less issuance costs of $372,599 deducted directly from the offering proceeds.

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$8,331
Income taxes	$-	$-

Non-cash investing and financing activities:
Original issue discount in connection with convertible notes payable	$285,000	$235,000
Original issue discount in connection with convertible notes payable - related party	$75,500	$15,000
Issuance of investor and placement agent warrants in connection with issuance of convertible notes payable	$-	$437,901
Accrual of intangible assets	$1,144,981	$-
Accrual of deferred offering costs	$148,702	$6,712
Forgiveness of related party liability	$33,738	$-
Equity issuance costs - placement agent warrants	$-	$16,667

The accompanying notes are an integral part of these condensed consolidated financial statements.

Kubient, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1 – BUSINESS ORGANIZATION, NATURE OF OPERATIONS, RISKS AND UNCERTAINTIES AND BASIS OF PRESENTATION

Organization and Operations

Kubient, Inc. (“Kubient” or the “Company”), a Delaware corporation, was incorporated in May 2017 to solve some of the most significant problems facing the global digital advertising industry.

The Company’s experienced team of marketing and technology veterans has developed the Audience Cloud, a modular, highly scalable, transparent, cloud-based software platform for real-time trading of digital, programmatic advertising. The Company’s platform’s open marketplace gives both advertisers (ad space buyers) and publishers (ad space sellers) the ability to use machine learning in the most critical parts of any programmatic advertising inventory auction, while simultaneously and significantly reducing those advertisers and publishers’ exposure to fraud, even in a pre-bid environment.

By becoming a one stop shop for advertisers and publishers, providing them with the technology to deliver meaningful messages to their target audience, all in one place, on a single platform that is computationally efficient, transparent, and as safely fraud-free as possible, the Company believes that its platform (and the application of its machine learning algorithms) leads to increased publisher revenue, lower advertiser cost, reduced latency and increased economic transparency during the advertising auction process.

Risks and Uncertainties

The Company’s financial condition and results of operations for the fiscal year 2020 is very likely to be adversely affected by the recent COVID-19 pandemic. The Company is currently following the recommendations of local health authorities in New York to minimize exposure risk for its employees and visitors. However, the scale and scope of this pandemic remains unknown, and the duration of the business disruption and related financial impact cannot be reasonably estimated at this time. While the Company is currently implementing specific business continuity plans to reduce the potential impact of COVID-19, the Company, has, as of the date of this prospectus, suffered a negative impact during the second quarter of 2020, with the most noticeable impact on our advertising impression volumes occurring in April, falling by almost 80%. The Company believes the reduction in April advertising impression volumes was driven by its customer’s advertising budgets being reduced due to the effects of COVID-19 on their respective businesses. With that said, impressions have not decreased further since April. In the third quarter of 2020, the Company has begun to see a slow return of those advertising budgets to its current customer base and, as a result, the Company expects an increase in advertising impression volumes by the beginning of the fourth quarter of 2020. There can be no assurances that the Company’s advertising impression volumes will return to pre-COVID-19 levels.

In addition, a report from the World Advertising Research Center (“WARC”) showed that global marketing budgets for digital advertising in April fell for the first time since WARC started tracking advertising spend in 2012. A lack of demand for media buys has also made ad spots less expensive, according to WARC data. For example, the cost of digital video ads was forecast to go up by 6.7% globally by media audit company ECI Media Management, but after taking into account the effects of COVID-19 on the advertising industry, the cost of digital video ads is only likely to increase by 1.3%, per WARC.

A lack of global demand from digital advertisers has also resulted in less value being placed upon Kubient’s publisher customers’ inventory. This lack of demand for digital media buys has led to a decrease in impressions served by Kubient on our publisher customers’ inventory. However, the Company’s publisher customers are trying to maintain their pre-COVID-19 advertising revenues, despite the lower demand for digital advertising globally. As such, the Company has taken a number of steps to maintain good business relationships with certain of its publisher customers. First, the Company has reduced its own profit margins in order to lower the closing price for certain of its advertiser customers, while keeping the Company’s publisher customers’ price level at a rate that will allow the publishers to meet their revenue goals. Second, in addition to reducing its own profit margin for certain customers, the Company has entered into negotiations for extended payment terms to be offered to these customers, which may lead to delays in the Company’s ability to collect its outstanding accounts receivables.

Further, the COVID-19 pandemic and resulting economic recession have resulted in advertisers and agencies expressing a reluctance to test new vendors. This will potentially increase the sales cycle for new advertisers and their agencies and could have a negative impact on the Company’s projected revenue and timelines for the launch of new products. For example, the Company’s fraud detection solution, Kubient Artificial Intelligence (“KAI”), was anticipated to be released as a stand-alone enterprise product in the second quarter of 2020, but instead was made available as a stand-alone enterprise product in the third quarter of 2020.

Kubient, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

As the scale and scope of COVID-19 remains unknown, and the duration of the financial impact of the pandemic on the Company cannot be reasonably estimated at this time. The COVID-19 pandemic could have a long-term impact on the Company’s customers during and after 2020 which could reduce their demand for Company products. The extent to which COVID-19 or any other health epidemic may impact the Company’s results for 2020 and beyond will depend on future developments that could be outside the Company’s control, and which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of the overall economic impact of the COVID-19 pandemic. Accordingly, COVID-19 could have a material adverse effect on the Company’s business, results of operations, financial condition and prospects during the remainder of 2020 and beyond. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the unaudited condensed consolidated financial statements of the Company as of June 30, 2020 and for the three and six months ended June 30, 2020 and 2019. The results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the operating results for the full year ending December 31, 2020 or any other period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related disclosures as of December 31, 2019 and 2018 and for the years then ended which are included the registration statement filed on Form S-1 on August 11, 2020.

Reverse Stock Split

A 1:9 reverse stock split of the Company’s common stock was effected on August 6, 2020 (the “Reverse Stock Split”). All share and per share information has been retroactively adjusted to give effect to the Reverse Stock Split for all periods presented, unless otherwise indicated.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

There have been no material changes to the significant accounting policies included in the audited consolidated financial statements as of December 31, 2019 and 2018 and for the years then ended, which were included the registration statement filed on Form S-1 on August 11, 2020, except as disclosed in this note.

Liquidity and Financial Condition

The Company has not yet achieved profitability and expects to continue to incur cash outflows from operations. It is expected that its operating expenses will continue to increase and, as a result, the Company will eventually need to generate significant revenues to achieve profitability.

On August 14, 2020, the Company raised estimated aggregate gross and net proceeds of approximately $12.5 million and $10.7 million, respectively, in its initial public offering (“IPO”). See Note 10 – Subsequent Events – Initial Public Offering for additional details. In connection with and following the IPO, convertible notes payable with an aggregate principal balance of approximately $5.1 million and accrued interest of approximately $0.3 million were converted into equity.

Subsequent to June 30, 2020, the Company received aggregate proceeds of $250,000 in connection with notes payable issued to our executive officers and notes payable with aggregate principal amount of $113,967 were repaid by the Company.

As a result, the Company believes its current cash on hand is sufficient to meet its operating and capital requirements for at least the next twelve months from the date these financial statements are issued. Thereafter, the Company may need to raise further capital, through the sale of additional equity or debt securities or otherwise, to support its future operations. The Company’s operating needs include the planned costs to operate its business, including amounts required to fund working capital and capital expenditures. If the Company is unable to secure additional capital, it may be required to curtail its research and development initiatives and take additional measures to reduce costs in order to conserve its cash.

Accounts Receivable

Accounts receivable are carried at their contractual amounts, less an estimate for uncollectible amounts. As of June 30, 2020 and December 31, 2019, there was an allowance for uncollectible amounts of $6,838 and $34,115, respectively. Management estimates the allowance for uncollectible accounts based on existing economic conditions, the financial conditions of the customers, and the amount and age of past due accounts.

Kubient, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Intangible Assets

Intangible assets are comprised of costs to acquire and develop computer software, including (i) the costs to acquire third-party data which is used to improve the Company’s artificial intelligence platform for client use as well as (i) the costs to acquire third-party software as well as the related source code. The intangible assets have estimated useful lives of two years for the computer software and five years for the capitalized data. Once placed into service, the Company amortizes the cost of the intangible assets over their estimated useful lives on a straight-line basis.

Software Development Costs

The Company develops and utilizes software in connection with its ability to generate customer revenue (which is further explained in Note 3 – Significant Accounting Policies – Revenue Recognition). Costs incurred in this effort are accounted for under the provisions of ASC 985-20, Software – Cost of Software to be Sold, Leased or Marketed, whereby costs for the development of new software products and substantial enhancements to existing software products are expensed as incurred until technological feasibility has been established, at which time any additional costs would be capitalized. The Company capitalizes subsequent additions, modifications, or upgrades to internally developed software only to the extent that such changes allow the software to perform a task it previously did not perform.

Revenue Recognition

The Company recognizes revenue under ASC 606, “Revenue from Contracts with Customers” (“ASC 606”). The Company determines revenue recognition through the following steps:

•	Identification of a contract with a customer;

•	Identification of the performance obligations in the contract;

•	Determination of the transaction price;

•	Allocation of the transaction price to the performance obligations in the contract; and

•	Recognition of revenue when or as the performance obligations are satisfied.

The Company maintains a contract with each customer and supplier, which specify the terms of the relationship and access to the Company’s platform. The Company provides a service to its customers (the buy-side ad networks who work for advertisers) by providing its platform to connect advertisers and publishers. For this service, the Company earns a mark-up, which is the spread between what the Company collects from the advertiser, who wants to run an ad campaign, and what the Company remits to the publisher, who wants to sell its ad space. The transaction price is determined based on the consideration to which it expects to be entitled, including the impact of any implicit price concessions over the course of the contract. The Company’s performance obligation is to facilitate the publication of advertisements. The performance obligation is satisfied at the point in time that the ad is placed. Subsequent to a bid being won, the associated fees are generally not subject to refund or adjustment. Historically, any refunds and adjustments have not been material.

The revenue recognized is the difference between (i) the amount the Company is responsible to collect from the customer related to the placement of an ad (the “Gross Billing”) and (ii) the amount the Company remits to the supplier for the ad space (the “Supplier Cost”). The determination of whether the Company is the principal or agent, and hence whether to report revenue on a gross basis equal to the Gross Billing or on a net basis for the difference between the Gross Billing and Supplier Cost, requires judgment. The Company acts as an agent in arranging via its platform for the specified good (the ad space) to be purchased by the advertiser, as it does not control the goods or services being transferred to the end customer, it does not take responsibility for the quality or acceptability of the ad space, it does not bear inventory risk, nor does it have discretion in establishing price of the ad space. As a result, the Company recognizes revenue on a net basis for the difference between the Gross Billing and the Supplier Cost. During the three months ended June 30, 2020 and 2019, the Company recognized aggregate revenue of $91,537 and $49,150, respectively, in connection with contracts where it acts as an agent. During the six months ended June 30, 2020 and 2019, the Company recognized aggregate revenue of $173,112 and $105,956, respectively, in connection with contracts where it acts as an agent.

Kubient, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

The Company invoices customers on a monthly basis for the amount of Gross Billings in the relevant period. Invoice payment terms, negotiated on a customer-by- customer basis, are typically between 45 to 90 days. However, for certain agency customers with sequential liability terms as specified by the Interactive Advertising Bureau, (i) payments are not due to the Company until such agency customers has received payment from its customers, (ii) the Company is not required to make a payment to its supplier until payment is received from the Company’s customer, and (iii) the supplier is responsible to pursue collection directly with the advertiser. As a result, once the Company has met the requirements of each of the five steps under ASC 606, the Company’s accounts receivable are recorded at the amount of Gross Billings which represent amounts it is responsible to collect and accounts payable are recorded at the amount payable to suppliers. In the event step 1 under ASC 606 is not met, the Company does not record either the accounts receivable or accounts payable. Accordingly, both accounts receivable and accounts payable appear large in relation to revenue reported on a net basis.

During the six months ended June 30, 2020, the Company recognized revenue in connection with contracts to scan a customers’ first-party anonymized data with KAI. Upon completion of the scan, the Company delivered a report to the customer, which is the point in time the Company satisfied the performance obligation. The Company acts as the principal for these contracts, as it is primarily responsible for fulfilling the promise to provide the services and has discretion in establishing the price of service. As a result, the Company recognizes revenue on a gross basis. During the three and six months ended June 30, 2020, the Company recognized aggregate revenue of $0 and $1,300,338, respectively, in connection with the contracts.

As of June 30, 2020 and December 31, 2019, the Company did not have any contract assets from contracts with customers. As of June 30, 2020 and December 31, 2019, the Company had $15,000 of contract liabilities where performance obligations have not yet been satisfied. The Company expects to satisfy its remaining performance obligations and recognize the revenue within the next twelve months. During the three and six months ended June 30, 2020 and 2019, no revenue was recognized from performance obligations satisfied (or partially satisfied) in previous periods.

Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of common and dilutive common-equivalent shares outstanding during each period. Dilutive common-equivalent shares consist of shares of options, warrants and convertible notes, if not anti-dilutive.

The following shares were excluded from the calculation of weighted average dilutive common shares because their inclusion would have been anti-dilutive:

	For the Six Months Ended
	June 30,
	2020	2019
Stock options	97,856	54,333
Warrants	1,138,556	843,889
Convertible notes [1]	22,242	19,349
	1,258,654	917,571

[1] Excludes shares issuable upon conversion of the Senior and Junior Notes, which were not convertible as of June 30, 2020 and whose conversion price was not known as of such date. Subsequent to June 30, 2020, an aggregate of 1,555,314 shares of common stock and warrants to purchase 1,461,091 shares of common stock were issued as a result of the conversion of convertible notes outstanding as of June 30, 2020. See Note 10 – Subsequent Events for additional details.

Reclassifications

Certain prior period balance sheet amounts have been reclassified to conform to the fiscal 2020 presentation. These reclassifications have no impact on the previously reported net loss.

Kubient, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 3 – INTANGIBLE ASSETS

Intangible assets consist of the following:

	June 30, 2020	December 31, 2019
Acquired data	$1,500,000	$-
Acquired software	100,000	100,000
	1,600,000	100,000
Less: accumulated amortization	(154,774)	(16,667)
Intangible assets, net	$1,445,226	$83,333

During the six months ended June 30, 2020, the Company acquired third-party data with a cost of $1,500,000 as a means using the data to support the evolution and growth of the Company’s artificial intelligence platform. The Company began recognizing amortization expense during the six months ended June 30, 2020 over the five-year useful life (which is the period in which is the estimated life of the enhancement), as the product enhancement was available for general release to the Company’s customers under its beta testing program as well as integration into the Company’s pre-existing platform. As of June 30, 2020, the Company had a remaining liability in connection with purchase of third-party data of $1,144,981, which is included within accounts payable – trade on the condensed consolidated balance sheet. Subsequent to June 30, 2020, the Company repaid $500,000 in connection with the remaining liability of the purchase of the third-party data.

Amortization expense related to intangible assets was $87,500 and $0 for the three months ended June 30, 2020 and 2019, respectively, and $138,107 and $0 for the six months ended June 30, 2020 and 2019, respectively. As of June 30, 2020, the Company’s intangible assets had a remaining weighted average amortization period of 4.5 years.

The estimated future amortization expense is as follows:

For the Years Ending December 31,	Total
2020	$175,000
2021	333,333
2022	300,000
2023	300,000
2024	300,000
Thereafter	36,893
$1,445,226

Kubient, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 4 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

	June 30,	December 31,
	2020	2019
Accrued payroll	$331,327	$-
Accrued payroll taxes	20,472	163,746
Accrued supplier expenses	98,943	39,026
Accrued legal and professional fees	289,737	172,801
Accrued commissions	25,000	-
Credit card payable	32,224	30,113
Accrued director fees	80,128	-
Accrued programming expenses	52,138	36,993
Accrued issuable equity	70,125	-
Deferred revenue	15,000	15,000
Other	21,953	20,995
Total accrued expenses and other current liabilities	$1,037,047	$478,674

NOTE 5 – NOTES PAYABLE

As of June 30, 2020, notes payable with an aggregate principal amount of $178,967 were past due and are classified as current liabilities on the condensed consolidated balance sheet as of June 30, 2020. Such notes continue to accrue interest, which has been accrued as of June 30, 2020. Subsequent to June 30, 2020, notes payable with aggregate principal amount of $113,967 were repaid by the Company and notes payable with in the principal amount of $20,000 and accrued interest in the amount of $3,370 were converted into common stock. See Note 8 – Commitments and Contingencies – Litigation and Note 10 – Subsequent Events for additional details.

During the three months ended June 30, 2020 and 2019, the Company recorded interest expense of $87,752 and $22,463, respectively, and non-cash amortization of debt discount and debt issuance costs of $208,731 and $121,200, respectively, which is included in interest expense on the condensed consolidated statements of operations. During the six months ended June 30, 2020 and 2019, the Company recorded interest expense of $143,886 and $34,416, respectively, and non-cash amortization of debt discount and debt issuance costs of $585,409 and $125,683, respectively, which is included in interest expense on the condensed consolidated statement of operations. As of June 30, 2020 and December 31, 2019, the Company had $251,653 and $117,912, respectively, of accrued interest related to notes payable.

During the three months ended June 30, 2020 and 2019, the Company recorded interest expense – related parties of $12,569 and $45, respectively, and non-cash amortization of debt discount and debt issuance costs – related parties of $89,068 and $70, respectively, which is included in interest expense – related parties on the condensed consolidated statements of operations. During the six months ended June 30, 2020 and 2019, the Company recorded interest expense – related parties of $29,315 and $45, respectively, and non-cash amortization of debt discount and debt issuance costs – related parties of $173,236 and $70, respectively. As of June 30, 2020 and December 31, 2019, the Company had $41,559 and $4,204, respectively, of accrued interest - related parties related notes payable.

Notes Payable

Paycheck Protection Program Loan

On April 6, 2020, the Company received loan proceeds in the amount of approximately $327,000 (the “PPP Loan”) under the Paycheck Protection Program (“PPP”) under the Coronavirus Aid, Relief and Economic Security Act and applicable regulations (the “CARES Act”).

Kubient, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Under the terms of the CARES Act, as amended by the Paycheck Protection Program Flexibility Act of 2020, the Company is eligible to apply for and receive forgiveness for all or a portion of its PPP Loan. Such forgiveness will be determined, subject to limitations, based on the use of the loan proceeds for certain permissible purposes as set forth in the PPP, including, but not limited to, payroll costs (as defined under the PPP) and mortgage interest, rent or utility costs (collectively, “Qualifying Expenses”) incurred during the 24 weeks subsequent to funding, and on the maintenance of employee and compensation levels, as defined, following the funding of the PPP Loan. The Company intends to use the proceeds of its PPP Loan for Qualifying Expenses. However, no assurance is provided that the Company will be able to obtain forgiveness of the PPP Loan in whole or in part. Any amounts that are not forgiven incur interest at 1.0% per annum and monthly repayments of principal and interest are deferred until the Small Business Administration makes a determination on forgiveness. The loan forgiveness amount will be reduced for the EIDL loan that the Company received, which is discussed further below. While the Company’s PPP Loan currently has a two-year maturity, the amended law will permit the Company to request a five-year maturity. As of June 30, 2020, the Company had not applied for forgiveness of the PPP Loan.

EIDL Loan

On June 20, 2020, the Company executed the loan documents required for securing a loan, which include the SBA Secured Disaster Loan Note, the Loan Authorization and Agreement and the Security Agreement (the “EIDL Loan”) from the United States Small Business Administration (the “SBA”) under its Economic Injury Disaster Loan assistance program in light of the impact of the COVID-19 pandemic on the Company’s business. The principal amount of the EIDL Loan is $78,900, with proceeds to be used for working capital purposes. Interest on the EIDL Loan accrues at the rate of 3.75% per annum. Monthly installment payments in the amount of $385 per month, including principal and interest, will begin twelve months from the effective date of the EIDL Loan and the balance of principal and interest will be payable thirty years from the date of the promissory note. The EIDL Loan is collateralized by the assets of the Company. The Company received the proceeds from the EIDL Loan on June 23, 2020. Such EIDL Loan amount will reduce the Company’s PPP loan forgiveness amount described above.

Separately, during the three months ended June 30, 2020, the Company received a grant of $10,000 from the Economic Injury Disaster Loan (“EIDL”) under the CARES Act. The grant was recognized as other income during the three and six months ended June 30, 2020.

Notes Payable – Related Parties

During the three and six months ended June 30, 2020, the Company received aggregate proceeds of $60,000 and $585,000, respectively, in connection with three-year notes payable issued to three of its executive officers. The notes bear interest ranging from 0.91% and 1.60% per annum, payable annually. The outstanding principal and accrued and unpaid interest became immediately due and payable upon the Company’s initial public offering. The holders have agreed to amend such notes prior to the effectiveness of this registration statement to provide for conversion of principal and interest thereunder into the units being issued in the public offering at the public offering price per unit. See Note 10 – Subsequent Events for additional details.

Convertible Notes Payable

During the three months ended June 30, 2020, the Company and all Senior Note and Junior Note holders entered to a consent and first amendment to Senior Notes and Junior Notes in the aggregate principal amount of $3,000,000 and $1,326,000, respectively (the “Amended Senior Notes” and “Amended Junior Notes”, respectively). The Amended Senior Notes were amended as follows: (i) the holders authorized the Company to incur certain indebtedness, including certain government loans as well as non-government loans with a principal amount not to exceed $1,000,000 in the aggregate (the “Permitted Indebtedness”), (ii) the Amended Senior Notes are subordinated to the Permitted Indebtedness, (iii) effective May 1, 2020, the interest rate increased from 5% to 10% per annum, (iv) the original issuance discount was increased from 10% to 20%, (v) the maturity date of the Amended Senior Notes was extended to October 26, 2020, and (vi) in connection with the exercise price of the investor warrants, the date under which the Qualified IPO must occur on or before was extended to October 26, 2020. The Amended Junior Notes were amended as follows: (i) the holders authorized the Company to incur the Permitted Indebtedness and (ii) the Amended Junior Notes are subordinated to the Permitted Indebtedness, (iii) effective May 1, 2020, the interest rate increased from 5% to 10% per annum, (iv) the original issuance discount was increased from 10% to 20%, (v) the maturity date of the Amended Junior Notes was extended to April 11, 2021 and (vi) in connection with the exercise price of the investor warrants, the date under which the Qualified IPO must occur on or before was extended to October 26, 2020. The Company determined that the amended terms were debt modifications. The Company recorded additional debt discount in the amount of $360,500 associated with the increase in original issuance discount, which, together with the remaining unamortized balance of the debt discounts, will be recognized through the amended maturity dates. See Note 10 – Subsequent Events for additional details related to the conversion of the Company’s Senior and Junior Notes.

Kubient, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 6 – STOCKHOLDERS’ DEFICIENCY

Stock-Based Compensation

During the three months ended June 30, 2020 and 2019, the Company recognized aggregate stock-based compensation expense of $62,423 ($3,000 related to common stock issued to a service provider, $54,000 related to common stock that was not issued as of June 30, 2020 and, accordingly, was included in accrued expenses and other current liabilities and $5,423 related to stock options) and $9,758 ($4,500 related to common stock that was not issued as of June 30, 2019 and, accordingly, was included in accrued expenses and other current liabilities and $5,258 related to stock options), respectively. During the six months ended June 30, 2020 and 2019, the Company recognized aggregate stock-based compensation expense of $83,942 ($3,000 related to common stock issued to a service provider, $70,125 related to common stock that was not issued as of June 30, 2020 and, accordingly, was included in accrued expenses and other current liabilities and $10,817 related to stock options) and $16,760 ($6,000 related to common stock that was not issued as of June 30, 2019 and accordingly, was included in accrued expenses and other current liabilities and $10,760 related to stock options), respectively. As of June 30, 2020, there was $16,578 of unrecognized stock-based compensation expense, which will be recognized over approximately 2.0 years.

Common Stock

During the three and six months ended June 30, 2020, the Company issued 1,112 shares of immediately vested common stock under the Company’s 2017 Plan to a non-employee service provider. The shares had an issuance date fair value of an aggregate of $3,000, or $2.70 per share, which was recognized immediately.

NOTE 7 - RELATED PARTY TRANSACTIONS

As of June 30, 2020, the Company had outstanding notes payable – related parties, convertible notes payable – related parties and an advance due to a related party of $585,000, $830,500 and $74,905, respectively. As of December 31, 2019, the Company had outstanding convertible notes payable - related parties and an advance due to a related party of $830,500 and $29,000, respectively. See Note 5 – Notes Payable and Note 10 – Subsequent Evets for additional details.

Sublease Agreement

In March 2019, Kubient entered into a sublease agreement with OneQube, Inc. (“OneQube”) that provided for rent payments by Kubient to OneQube equal to $600 per desk per month and ends in June 2021. The Company’s current Chief Executive Officer is a stockholder of OneQube and serves as Chairman of the Board of OneQube. During the three months ended June 30, 2020 and 2019, rent expense associated with the OneQube sublease was $0 and $10,800, respectively, which is included in general and administrative expenses on the condensed consolidated statements of operations. During the six months ended June 30, 2020 and 2019, rent expense associated with the OneQube sublease was $35,821 and $14,400, respectively.

On June 18, 2020, the Company’s sublease agreement was terminated effective March 31, 2020. Pursuant to the termination agreement, the parties agreed that the Company shall have no obligation to pay OneQube any amount arising from its obligations under the sublease for rent during the period from January 1 to March 31, 2020. As a result of the termination and release, during the three and six months ended June 30, 2020, the Company recognized the remaining liability and recorded a contribution of capital of $33,738.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Litigation

From time to time, the Company is a defendant or plaintiff in various legal actions that arise in the normal course of business. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

Kubient, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

On October 6, 2017, the Company entered into a Master Service Agreement for Buyers and Sellers, and an “Engage Buyer Addendum”, with Engage BDR, LLC whereby the Company could gain access to the Engage BDR, LLC proprietary trading technology platform in order to both offer and purchase inventory for the placement of ads. On August 31, 2018, Engage BDR, LLC filed suit against the Company (Engage BDR, LLC v. Kubient, Inc., Los Angeles County Superior Court Case No. SC129764) setting forth claims of breach of contract, unjust enrichment, quantum meruit, accounts stated, and breach of implied covenant of good faith and fair dealing. On November 14, 2018, Engage BDR, LLC obtained a summary default judgment against the Company for $35,936. A Writ of Execution was issued against the Company in the amount of $40,997 on April 16, 2020. On June 12, 2020, the Company filed a motion to vacate the default judgment and the Court granted the motion on August 25, 2020. The Court has set a September 24, 2020 deadline for the Company to respond to the complaint. The Court has set a January 7, 2021 hearing date. As of June 30, 2020 and December 31, 2019, the Company had accrued for all amounts.

On November 27, 2019, the Company received a summons from the Los Angeles County Superior Court of California in connection with a civil action filed by a vendor on November 25, 2019 against the Company in the amount of $20,764. On April 21, 2020, the Company made a settlement offer to pay $20,000 within 90 days of execution of a settlement agreement, however, that settlement offer was rejected by the vendor. On May 28, 2020, the Company filed a motion to dismiss. The Court has set an October 5, 2020 hearing date on the Company’s motion to dismiss. As of June 30, 2020 and December 31, 2019, the Company had accrued approximately $20,000.

In March 2019 the Company entered into a binding letter of intent (“LOI”) to acquire substantially all of the assets of Aureus Holdings, LLC d/b/a Lo70s (“Lo70s”). In connection with the LOI, the Company paid a good faith deposit to Lo70s of $200,000. Subsequently, during the diligence phase of the LOI it became apparent that Lo70s’ projections were grossly inaccurate and misstated. Diligence inquiries made to Lo70s on this subject continuously went ignored. As a result, the Company allowed the LOI to expire under its own terms. In connection with this expiration, the Company recently was served with a complaint by Lo70s (Aureus Holdings, LLC d/b/a Lo70s v. Kubient, Inc., et al., Superior Court of Delaware, Case No. N20C-07-061), which names the Company and three individuals, Peter A. Bordes, Jr., Paul Roberts and Philip Anderson (a former consultant to the Company) as defendants.  The complaint alleges breach of contract on the expired LOI and other claims and seeks $5,000,000 in damages, without providing information or support as to how the alleged damages are calculated.  The Company believes that Lo70s’ claim has no merit, and wholly and completely disputes Lo70s’ allegations therein.  The Company has retained additional legal counsel in Delaware in order to defend the action vigorously. On August 31, 2020, the Company filed its answer to Lo70’s complaint on the contract claims, and moved to dismiss the unjust enrichment and tortious interference claims alleged by Lo70s for failure to state a claim. The individual defendants named in the claim moved to dismiss all of Lo70’s claims based on lack of personal jurisdiction and failure to state a claim. There is currently no argument date for these motions. On August 31, 2020, the Company also filed a counterclaim denying all allegations made by Lo70s and pursuing the Company’s claims against Lo70s’ and its affiliates, including claims for fraudulent inducement and breach of contract. Lo70s has requested until October 12, 2020 to respond to the Company’s counterclaim and motion to dismiss. During the year ended December 31, 2019, the Company recorded an allowance of $200,000 related to the deposit. As of June 30, 2020 and December 31, 2019, the Company had accrued for all probable and estimable amounts in its condensed consolidated financial statements.

Release of Liability

On March 10, 2020, the Company received a letter from one of its vendors releasing it from aggregate liabilities of $236,248, which were accrued as of December 31, 2019. The Company recognized the gain on release of liability effective March 10, 2020, which is included in other expense on the condensed consolidated statement of operations.

Settlement Agreements

On September 4, 2019, the Company entered into a settlement agreement whereby the parties agreed to settle an outstanding note payable balance of approximately $45,000 for $16,000, which was to be paid by September 3, 2019 by the Company. Subsequent to June 30, 2020, the Company paid a total of $20,000 in full satisfaction of the matter. As of June 30, 2020 and December 31, 2019, the outstanding note payable balance was $38,967 on the condensed consolidated balance sheets.

Kubient, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

On November 12, 2019, the Company received a summons from the Palm Beach County Circuit Court of Florida in connection with a civil action filed by the plaintiff against the Company in the aggregate amount of $207,502 ($132,502 for breach of contract and $75,000 for default under a promissory note). On May 13, 2020, the parties reached a settlement agreement that requires the Company to make aggregate payments to the plaintiff of a total of $135,000, which is due in seven (7) installments between May 20, 2020 and October 20, 2020. If the Company pays a total of $125,000 by September 15, 2020, the total amount due is automatically reduced to $125,000. In the event the Company fails to make timely payments and the default is not cured by the conclusion of the specified grace period, the plaintiff shall be entitled to the entry of a final judgment against the Company in the amount of $240,000, less any and all payments made. As of June 30, 2020 and December 31, 2019, the Company had accrued approximately $177,000. Subsequent to June 30, 2020, the Company paid a total of $125,000 in full satisfaction of the matter.

Salary Reduction Program

In direct response to the uncertainties arising from the COVID-19 pandemic on the Company’s operations, on April 30, 2020, the Company’s board of directors approved an employee salary reduction program, whereby the Company is authorized to issue shares of its common stock in lieu of salaries to employees. The value of such an equity award under the employee salary reduction program shall be equivalent to 150% of the cash compensation that otherwise would have been payable, based on the market value of the Company’s common stock on the date of issuance. Subsequent to June 30, 2020 and after the closing of the IPO, the Company decided to satisfy the obligation to the employees in full by paying cash equal to 150% of the of the cash compensation that otherwise would have been payable, for a total payment of approximately $374,000, at which time the salary reduction program was terminated.

NOTE 9 – CONCENTRATIONS

Customer Concentrations

The following table sets forth information as to each customer that accounted for 10% or more of the Company’s net revenues for the following periods:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Customer	2020	2019	2020	2019
Customer A	N/A	79.04%	N/A	73.39%
Customer F	N/A	N/A	36.04%	N/A
Customer G	N/A	N/A	52.21%	N/A
Customer H	113.07%	N/A	12.79%	N/A
Customer I	N/A	13.83%	N/A	*
Total	113.07%	92.87%	101.04%	73.39%

*  Less than 10%.

During the three and six months ended June 30, 2020, certain customers generated negative net revenues that resulted from Supplier Costs that exceeded the Gross Billings. As a result, the Company’s concentrations on net revenues result in total percentages that exceed 100%.

The following table sets forth information as to each customer that accounted for 10% or more of the Company’s gross accounts receivable as of:

	June 30,	December 31,
Customer	2020	2019
Customer D	*	13.73%
Customer E	*	12.23%
Customer F	29.13%	N/A
Customer G	47.72%	N/A
Customer H	12.68%	N/A
Total	89.53%	25.96%

*  Less than 10%.

A reduction in sales from or loss of these customers would have a material adverse effect on the Company’s results of operations and financial condition.

Kubient, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Supplier Concentrations

The following table sets forth information as to each supplier that accounted for 10% or more of the Company’s Supplier Costs for the following periods:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
Supplier	2020	2019	2020	2019
Supplier A	51.93%	N/A	35.39%	N/A
Supplier B	14.67%	N/A	14.18%	N/A
Supplier C	N/A	86.92%	N/A	83.73%
Supplier D	19.17%	*	14.57%	*
Total	85.77%	86.92%	64.14%	83.73%

* Less than 10%.

NOTE 10 – SUBSEQUENT EVENTS

The Company has evaluated events that have occurred after the balance sheet and through the date the financial statements were issued. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the financial statements, except as disclosed below.

Initial Public Offering

On August 14, 2020, the Company consummated its IPO of 2,500,000 units (the “Units”) at a price of $5.00 per Unit, which resulted in aggregate gross and net proceeds of approximately $12.5 million and $10.7 million, respectively. Each Unit consisted of one share of common stock, par value $0.00001 per share and one warrant to purchase one share of common stock (the “Warrants”). The Warrants are exercisable immediately upon issuance and at any time up to the date that is five years from the date of issuance and will have an exercise price of $5.50 per share.

Also on August 14, 2020, the Company consummated the closing of a partial exercise of the over-allotment option granted to the underwriters in connection with its IPO to purchase 375,000 additional common stock purchase warrants at a price of $0.01 per warrant for aggregate proceeds of $3,750.

Founder Employee Incentive Program

On July 2, 2020, the Company’s board of directors adopted the Founder Employee Incentive Program (the “Founder Program”) under the 2017 Plan. The purposes of the Founder Program are to offer near-term and long-term incentives to founder employees of the Company that are intended to keep such employees in the employ of the Company, and that are based on individual performance, the achievement of financial goals of the Company and the total return to the Company’s stockholders.

Note Payable – Related Parties

On July 13, 2020, the Company received proceeds of $100,000 in connection with a three-year note payable issued to one of its executive officers. The note bears interest at 0.91% per annum, payable annually. The outstanding principal and accrued and unpaid interest became immediately due and payable upon the Company’s initial public offering. The holder has agreed to amend such notes prior to the effectiveness of this registration statement to provide for conversion of principal and interest thereunder into the units being issued in the public offering at the public offering price per unit. See below for additional details associated with the conversion of the note into equity.

Effective July 13, 2020, holders of notes payable – related parties with aggregate principal amount of $685,000 agreed to amend the terms of the notes to provide for automatic conversion of principal and interest thereunder into shares of common stock and warrants to purchase shares of common stock at the public offering price per unit. Upon closing of the IPO on August 14, 2020, such notes payable, along with accrued interest of $6,048, automatically converted into an aggregate of 138,209 shares of common stock and five-year warrants to purchase 138,209 shares of common stock with an exercise price of $5.50 per share.

In addition to these related party notes, on July 28, 2020, the Company received proceeds of $150,000 in connection with a note payable that was issued to an entity controlled by our Chief Executive Officer. The note bears interest at 0.17% per annum, payable annually. The note matures and is repayable in cash by the Company on October 28, 2020, subject to acceleration following the occurrence of an IPO, qualified financing or sale of the Company (as such terms are defined in the note).

Kubient, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Convertible Notes Payable

Upon the closing of the IPO, the Senior Notes and Junior Notes automatically converted into common stock and warrants at a conversion price of $3.50. Based on the foregoing, the Senior Notes and Junior Notes converted into an aggregate of 1,322,881 shares of common stock and warrants to purchase an aggregate of 1,322,881 shares of common stock (based on aggregate principal balance of $4,326,000 and aggregate accrued interest of $304,090 as of August 14, 2020). The Company expects to recognize expense of approximately $3.0 million associated with the recognition of a beneficial conversion feature of $1,917,188, unamortized debt discount of $812,349 and the recognition of an extinguishment loss on a convertible note payable of $224,775.

On August 12, 2020, a noteholder exercised its option to convert a convertible note payable in the principal amount of $20,000 and accrued interest in the amount of $3,370 at a conversion price of $0.29 per share, which resulted in the issuance of 80,586 shares of common stock.

On August 14, 2020, a noteholder exercised its option to convert a convertible note payable in the principal amount of $45,000 and accrued interest in the amount of $22,502 at a conversion price of $4.95 per share, which resulted in the issuance of 13,637 shares of common stock.

Common Stock

Subsequent to June 30, 2020, the Company issued an aggregate of 3,334 shares of common stock to two employees and one nonemployee in connection with services provided to the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements generally relate to future events or our future financial or operating performance and may include statements concerning, among other things, our business strategy (including anticipated trends and developments in, and management plans for, our business and the markets in which we operate), financial results, the impact of COVID-19 on our business, operations, and the markets and communities in which we, our clients, and partners operate, results of operations, revenues, operating expenses, and capital expenditures, sales and marketing initiatives and competition. In some cases, you can identify forward-looking statements because they contain words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “suggests,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. These statements are not guarantees of future performance; they reflect our current views with respect to future events and are based on assumptions and are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from expectations or results projected or implied by forward-looking statements.

We discuss many of these risks in other filings we make from time to time with the Securities and Exchange Commission (the “SEC”). Also, these forward-looking statements represent our estimates and assumptions only as of the date of this Quarterly Report on Form 10-Q, which are inherently subject to change and involve risks and uncertainties. Unless required by federal securities laws, we assume no obligation to update any of these forward-looking statements, or to update the reasons actual results could differ materially from those anticipated, to reflect circumstances or events that occur after the statements are made. Given these uncertainties, investors should not place undue reliance on these forward-looking statements.

Investors should read this Quarterly Report on Form 10-Q and the documents that we reference in this report and have filed with the SEC, including our Registration Statement on Form S-1/A, filed with the SEC on August 11, 2020, with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements. Unless the context requires otherwise, references to the “Company,” “Kubient,” “we,” “us” and “our” refer to Kubient, Inc., a Delaware corporation and its wholly-owned subsidiary, Fidelity Media, LLC. For explanations of certain terms used in this prospectus, please read “Glossary” beginning on page A-1.

Unless otherwise noted, the share and per share information in this Quarterly Report on Form 10-Q reflect a reverse stock split of the outstanding common stock and treasury stock of the Company at an one for nine (1:9) ratio, which was effected on August 6, 2020.

Overview

Kubient, a Delaware corporation, was incorporated in May 2017 to solve some of the most significant problems facing the global digital advertising industry.

Our experienced team of marketing and technology veterans has developed the Audience Cloud, a modular, highly scalable, transparent, cloud-based software platform for real-time trading of digital, programmatic advertising. Our platform’s open marketplace gives both advertisers (ad space buyers) and publishers (ad space sellers) the ability to use machine learning in the most critical parts of any programmatic advertising inventory auction, while simultaneously and significantly reducing those advertisers and publishers’ exposure to fraud, even in a pre-bid environment.

By becoming a one stop shop for advertisers and publishers, providing them with the technology to deliver meaningful messages to their target audience, all in one place, on a single platform that is computationally efficient, transparent, and as safely fraud-free as possible, we believe that our platform (and the application of its machine learning algorithms) leads to increased publisher revenue, lower advertiser cost, reduced latency and increased economic transparency during the advertising auction process.

Recent Developments

Initial Public Offering

On August 14, 2020, we consummated our initial public offering (“IPO”) of 2,500,000 units (the “Units”) at a price of $5.00 per Unit, which resulted in aggregate gross and net proceeds of approximately $12.5 million and $10.7 million, respectively. Each Unit consisted of one share of our common stock and one warrant to purchase one share of our common stock (the “Warrants”). The Warrants are exercisable immediately upon issuance and at any time up to the date that is five years from the date of issuance, and will have an exercise price of $5.50 per share.

Also on August 14, 2020, we consummated the closing of a partial exercise of the over-allotment option granted to the underwriters in connection with our IPO to purchase 375,000 additional common stock purchase warrants at a price of $0.01 per warrant for aggregate proceeds of $3,750.

Note Issuance

On July 13, 2020, we received proceeds of $100,000 in connection with a note payable that was issued in connection with a three-year note payable issued to one of our executive officers. The note bears interest at 0.91% per annum, payable annually. The outstanding principal and accrued and unpaid interest became immediately due and payable upon the Company’s initial public offering. The holder has agreed to amend such notes prior to the effectiveness of this registration statement to provide for conversion of principal and interest thereunder into the units being issued in the public offering at the public offering price per unit. See below for additional details associated with the conversion of the note into equity.

On July 28, 2020, the Company received proceeds of $150,000 in connection with a note payable that was issued to an entity controlled by our Chief Executive Officer. The note bears interest at 0.17% per annum, payable annually. The note matures and is repayable in cash by the Company on October 28, 2020, subject to acceleration following the occurrence of a qualified financing or sale of the Company.

Note Conversions

Effective July 13, 2020, related party holders of notes payable with an aggregate principal amount of $685,000 agreed to amend the terms of such notes to provide for automatic conversion of principal and interest thereunder into units comprised of shares of common stock and warrants to purchase shares of common stock at the public offering price per unit. Upon closing of the IPO on August 14, 2020, such notes payable automatically converted into units comprised of an aggregate of 138,209 shares of common stock and five-year warrants to purchase 138,209 shares of common stock with an exercise price of $5.50 per share.

Upon the closing of the IPO, the Senior Notes and Junior Notes automatically converted into common stock and warrants at a conversion price of $3.50. Based on the foregoing, the Senior Notes and Junior Notes converted into units comprised of an aggregate of 1,322,881 shares of common stock and warrants to purchase an aggregate of 1,322,881 shares of common stock (based on aggregate principal balance of $4,326,000 and aggregate accrued interest of $304,090 as of August 14, 2020). The Company expects to recognize expense of approximately $3.0 million associated with the recognition of a beneficial conversion feature of $1,917,188, unamortized debt discount of $812,349 and the recognition of an extinguishment loss on a convertible note payable of $224,775.

On August 12, 2020, a noteholder exercised its option to convert a convertible note payable in the principal amount of $20,000 and accrued interest in the amount of $3,370 at a conversion price of $0.29 per share, which resulted in the issuance of 80,586 shares of common stock.

On August 14, 2020, a noteholder exercised its option to convert a convertible note payable in the principal amount of $45,000 and accrued interest in the amount of $22,502 at a conversion price of $4.95 per share, which resulted in the issuance of 13,637 shares of common stock.

COVID-19

The Company’s financial condition and results of operations for the rest of fiscal year 2020 is very likely to be adversely affected by the recent COVID-19 pandemic. The Company is currently following the recommendations of local health authorities in New York to minimize exposure risk for its employees and visitors. However, the scale and scope of this pandemic remains unknown, and the duration of the business disruption and related financial impact cannot be reasonably estimated at this time. While the Company is currently implementing specific business continuity plans to reduce the potential impact of COVID-19, the Company, has, as of the date of this Quarterly Report on Form 10-Q, suffered a negative impact during the second quarter of 2020, with the most noticeable impact on our advertising impression volumes occurring in April, falling by almost 80%. We believe the reduction in April advertising impression volumes was driven by our customer’s advertising budgets being reduced due to the effects of COVID-19 on their respective businesses. With that said, impressions have not decreased further since April. In the third quarter of 2020, the Company has begun to see a slow return of those advertising budgets to its current customer base and, as a result, the Company expects an increase in advertising impression volumes by the beginning of the fourth quarter of 2020. There can be no assurances that the Company’s advertising impression volumes will return to pre-COVID-19 levels.

In addition, a report from the World Advertising Research Center (WARC) showed that global marketing budgets for digital advertising in April fell for the first time since WARC started tracking advertising spend in 2012. A lack of demand for media buys has also made ad spots less expensive, according to WARC data. For example, the cost of digital video ads was forecast to go up by 6.7% globally by media audit company ECI Media Management, but after taking into account the effects of COVID-19 on the advertising industry, the cost of digital video ads is only likely to increase by 1.3%, per WARC.

A lack of global demand from digital advertisers has also resulted in less value being placed upon Kubient’s publisher customers’ inventory. This lack of demand for digital media buys has led to a decrease in impressions served by Kubient on our publisher customers’ inventory. However, the Company’s publisher customers are trying to maintain their pre-COVID-19 advertising revenues, despite the lower demand for digital advertising globally. As such, the Company has taken a number of steps to maintain good business relationships with certain of its publisher customers. First, the Company has reduced its own profit margins in order to lower the closing price for certain of its advertiser customers, while keeping the Company’s publisher customers’ price level at a rate that will allow the publishers to meet their revenue goals. Second, in addition to reducing its own profit margin for certain customers, the Company has entered into negotiations for extended payment terms to be offered to these customers, which may lead to delays in the Company’s ability to collect its outstanding accounts receivables.

Further, the COVID-19 pandemic and resulting economic recession have resulted in advertisers and agencies expressing a reluctance to test new vendors. This will potentially increase the sales cycle for new advertisers and their agencies and could have a negative impact on the Company’s projected revenue and timelines for the launch of new products. For example, KAI was anticipated to be released as a stand-alone enterprise product in the second quarter of 2020, but the full release of KAI as a stand-alone enterprise product has now been delayed to the third quarter of 2020.

As the scale and scope of COVID-19 remains unknown, and the duration of the financial impact of the pandemic on the Company cannot be reasonably estimated at this time. The COVID-19 pandemic could have a long-term impact on the Company’s customers during and after 2020 which could reduce their demand for Company products. The extent to which COVID-19 or any other health epidemic may impact the Company’s results for 2020 and beyond will depend on future developments that could be outside the Company’s control, and which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of the overall economic impact of the COVID-19 pandemic. Accordingly, COVID-19 could have a material adverse effect on the Company’s business, results of operations, financial condition and prospects during the remainder of 2020 and beyond.

In direct response to the uncertainties arising from the COVID-19 pandemic on the Company’s operations, on April 30, 2020, the Company’s board of directors approved an employee salary reduction program, whereby the Company is authorized to issue shares of its common stock in lieu of salaries to employees. The value of such an equity award under the employee salary reduction program shall be equivalent to 150% of the cash compensation that otherwise would have been payable, based on the market value of the Company’s common stock on the date of issuance. Subsequent to June 30, 2020 and after the closing of the IPO, the Company decided to satisfy the obligation in full by paying cash equal to 150% of the of the cash compensation that otherwise would have been payable, for a total payment of approximately $374,000, at which time the salary reduction program was terminated.

Reverse Stock Split

A 1:9 reverse stock split of our common stock was effected on August 6, 2020 (the “Reverse Stock Split”). All share and per share information has been retroactively adjusted to give effect to the Reverse Stock Split for all periods presented, unless otherwise indicated.

Components of Our Results of Operations

Net Revenues

Kubient provides a service to its customers by providing its platform to connect advertisers and publishers as well as to analyze customers’ data for potential ad fraud. For these services, we earn net revenue, which is the spread between what we collect from advertisers, who want to run an ad campaign, and what we pay to publishers, who want to sell their ad space. In addition, during the six months ended June 30, 2020, we allowed two clients to beta test KAI, our fraud prevention technology powered by machine learning. This testing was invaluable as it provided us an opportunity to stress test our ability to handle large scale, concurrent input of data into our system which is then analyzed using our patent-pending proprietary machine learning technology. We were able to successfully ingest hundreds of millions of rows of data in real-time and provide our clients the ability to prevent the purchase of non-human or fraudulent advertising traffic, which will lead to additional improvements to our technology. While KAI was monetized in the first quarter during beta testing, it was made available as a stand-alone enterprise product in the third quarter of 2020.

Technology

Technology expenses consists costs associated with the development and operation of our technology platform, including compensation expenses related to our technology personnel (including salaries, commissions, bonuses, stock-based compensation and taxes), fees for independent contractors, computer hosting and technology-related subscription costs, and amortization expense of our intangible assets.

General and Administrative

General and administrative expenses consists primarily of compensation expenses related to our executive, finance and administrative personnel (including salaries, commissions, bonuses, stock-based compensation and taxes), professional fees, selling and marketing fees, rent expense, general and administrative related subscription costs fees for independent contractors and bad debt expense.

Results of Operations

Three Months Ended June 30, 2020 Compared With Three Months Ended June 30, 2019

The following table presents the results of operations for the three months ended June 30, 2020 and 2019:

	For the Three Months Ended
	June 30,
	2020	2019
Net Revenues	$91,537	$49,150

Operating Expenses:
Technology	551,157	381,786
General and administrative	658,080	658,764

Total Operating Expenses	1,209,237	1,040,550

Loss From Operations	(1,117,700)	(991,400)

Other (Expense) Income:
Interest expense	(296,483)	(143,663)
Interest expense - related parties	(101,637)	(115)
Other income	10,500	-

Total Other Expense	(387,620)	(143,778)

Net Loss	$(1,505,320)	$(1,135,178)

Net Revenues

For the three months ended June 30, 2020, net revenues increased by $42,387, or 86%, to $91,537 from $49,150 for the three months ended June 30, 2019. The increase is primarily due to approximately $104,000 of net revenue generated from a single customer, partially offset by a decrease of approximately $39,000 of net revenue from another single customer during the 2020 period.

Technology

For the three months ended June 30, 2020, technology expenses increased by $169,371, or 44%, to $551,157 from $381,786 for the three months ended June 30, 2019. The increase is primarily due to an increase of approximately $88,000 in amortization expense of our intangible assets, increased compensation expenses of approximately $86,000 and increased computer hosting and subscription costs of approximately $44,000, all partially offset by a decrease of approximately $119,000 of consulting fees in 2020.

General and Administrative

For the three months ended June 30, 2020, general and administrative expenses decreased by $684, or 0%, to $658,080 from $658,764 for the three months ended June 30, 2019. The decrease is primarily due to an allowance of approximately $200,000 in connection with a deposit recognized during the 2019 period, as well as decreases in 2020 expenses as compared to the 2019 period, including decreased legal, consulting and audit fees of approximately $14,000 associated with work performed in connection with our public filings, decreased independent contractor fees of approximately $15,000, offset by an increase of approximately $152,000 of compensation expenses resulting from an increase in headcount, an increase of approximately $56,000 of stock-based compensation expenses primarily from accrued issuable equity and $42,000 of board of directors compensation expenses due to their appointment to our board in late 2019.

Other Expense

For the three months ended June 30, 2020, other expense increased by $243,842, or 170%, to $387,620 from $143,778 for the three months ended June 30, 2019. The increase is primarily due to an increase of interest expense of approximately $254,000 (including an increase in non-cash amortization of debt discount and debt issuance costs of approximately $177,000) associated with notes payable issued subsequent to June 30, 2019.

Six Months Ended June 30, 2020 Compared With Six Months Ended June 30, 2019

The following table presents the results of operations for the six months ended June 30, 2020 and 2019:

	For the Six Months Ended
	June 30,
	2020	2019
Net Revenues	$1,473,450	$105,956

Operating Expenses:
Technology	1,031,558	754,737
General and administrative	1,322,006	791,371

Total Operating Expenses	2,353,564	1,546,108

Loss From Operations	(880,114)	(1,440,152)

Other (Expense) Income:
Interest expense	(729,295)	(160,099)
Interest expense - related parties	(202,551)	(115)
Gain on forgiveness of accounts payable - supplier	236,248	-
Other income	12,294	244

Total Other Expense	(683,304)	(159,970)

Net Loss	$(1,563,418)	$(1,600,122)

Net Revenues

For the six months ended June 30, 2020, net revenues increased by $1,367,494, or 1,291%, to $1,473,450 from $105,956 for the six months ended June 30, 2019. The increase was primarily due to approximately $1,300,000 of revenue generated in connection with beta testing of KAI, our fraud detection service, which commenced during the 2020 period. We do not expect to generate future revenue from our beta testing of KAI. That being said, we do expect that revenues will increase, in part, based upon customers adopting our KAI product in the future, however, we cannot provide any assurance of this.

Technology

For the six months ended June 30, 2020, technology expenses increased by $276,821, or 37%, to $1,031,558 from $754,737 for the six months ended June 30, 2019. The increase is primarily due to an increase of approximately $138,000 in amortization expense of our intangible assets, increased computer hosting and subscription costs of approximately $95,000, an increase of approximately $109,000 of compensation expenses, an increase of approximately $57,000 of stock-based compensation expenses resulting from accrued issuable equity pursuant to a newly-entered consulting agreement in 2020, and an increase of approximately $108,000 of independent contractor fees resulting from an increase in headcount, all partially offset by a decrease of approximately $172,000 of consulting fees in 2020.

General and Administrative

For the six months ended June 30, 2020, general and administrative expenses increased by $530,635, or 67%, to $1,322,006 from $791,371 for the six months ended June 30, 2019. The increase is primarily due to increased legal, consulting and audit fees of approximately $197,000 associated with work performed in connection with our public filings, an increase of approximately $296,000 of compensation expenses resulting from an increase in headcount, an increase of approximately $88,000 of board of directors compensation expenses due to their appointment to our board in late 2019, an increase of approximately $65,000 of stock-based compensation expenses related to accrued issuable equity pursuant to a newly-entered consulting agreement in 2020, an increase of approximately $27,000 associated with new software subscriptions entered in 2020, an increase of approximately $11,000 of selling and marking expense due to a newly entered engagement with a consultant in 2020, and an increase of approximately $32,000 of rent expenses, offset by an allowance of approximately $200,000 in connection with a deposit recognized during the 2019 period.

Other Expense

For the six months ended June 30, 2020, other expense increased by $523,334, or 327%, to $683,304 from $159,970 for the six months ended June 30, 2019. The increase is primarily due to an increase of interest expense of approximately $771,632 (including an increase in non-cash amortization of debt discount and debt issuance costs of approximately $633,000) associated with notes payable issued subsequent to June 30, 2019.

Liquidity and Capital Resources

Liquidity

We measure our liquidity in a number of ways, including the following:

	June 30,	December 31,
	2020	2019
	(unaudited)
Cash	$45,115	$33,785
Working capital deficiency	$(3,731,824)	$(5,413,735)

As of June 30, 2020, notes payable with an aggregate principal amount of $178,967 were past due and are classified as current liabilities on the condensed consolidated balance sheet as of June 30, 2020. Such notes continue to accrue interest, which has been accrued as of June 30, 2020. Subsequent to June 30, 2020, the Company received aggregate proceeds of $250,000 in connection with notes payable issued to our executive officers and notes payable with aggregate principal amount of $113,967 were repaid by the Company.

On August 14, 2020, the Company consummated its IPO of 2,500,000 Units at a price of $5.00 per Unit, which resulted in aggregate gross and net proceeds of approximately $12.5 million and $10.7 million, respectively. Also on August 14, 2020, the Company consummated the closing of a partial exercise of the over-allotment option granted to the underwriters in connection with its IPO to purchase 375,000 additional common stock purchase warrants at a price of $0.01 per warrant for aggregate proceeds of $3,750. See Recent Developments - Initial Public Offering for details.

In connection with and following the IPO, convertible notes payable with an aggregate principal balance of approximately $5.1 million and accrued interest of approximately $336,000 were converted into equity. See Recent Developments – Note Conversions for details.

Availability of Additional Funds

As a result of its IPO and the related note conversions, the Company believes its current cash on hand is sufficient to meet its operating and capital requirements for at least the next twelve months from the date these financial statements are issued. Thereafter, the Company may need to raise further capital, through the sale of additional equity or debt securities or otherwise, to support its future operations. The Company’s operating needs include the planned costs to operate its business, including amounts required to fund working capital and capital expenditures. If the Company is unable to secure additional capital, it may be required to curtail its research and development initiatives and take additional measures to reduce costs in order to conserve its cash.

Our operating needs include the planned costs to operate our business, including amounts required to fund working capital and capital expenditures. Our future capital requirements and the adequacy of our available funds will depend on many factors, including our ability to successfully commercialize our products and services, competing technological and market developments, and the need to enter into collaborations with other companies or acquire other companies or technologies to enhance or complement our product and service offerings.

Six Months Ended June 30, 2020 Compared With Six Months Ended June 30, 2019

Our sources and uses of cash were as follows:

Cash Flows From Operating Activities

We experienced negative cash flows from operating activities for the six months ended June 30, 2020 and June 30, 2019 in the amounts of $607,525 and $1,472,988, respectively. The net cash used in operating activities for the six months ended June 30, 2020 was primarily a result of cash used to fund a net loss of $1,563,418, adjusted for net non-cash expenses of $749,218 and $206,675 of net cash provided by changes in the levels of operating assets and liabilities. As of June 30, 2020, there was accounts receivable of $572,651, including accounts receivable of $445,317 associated with revenue generated from our beta testing. While we expect to collect these receivables, any failure to collect would have a material effect on our cash flows from operations. The net cash provided by operating activities for the six months ended June 30, 2019 was primarily a result of cash used to fund a net loss $1,600,122, adjusted for net non-cash expenses of $344,197, and $217,063 of net cash used in changes in the levels of operating assets and liabilities.

Cash Flows From Investing Activities

Net cash used in investing activities for the six months ended June 30, 2020 was $357,335, which was attributable to purchases of intangible assets, and property and equipment. Net cash used in investing activities for the six months ended June 30, 2019 was $25,000, which was attributable to an advance to a related party.

Cash Flows From Financing Activities

We experienced positive cash flows from financing activities for the six months ended June 30, 2020 and June 30, 2019 in the amounts of $976,190 and $2,000,282, respectively. During the six months ended June 30, 2020, $991,190 of proceeds were received from debt financings, partially offset by $15,000 used for payment of deferred offering costs. During the six months ended June 30, 2019, $127,369 was used as debt repayments and $2,127,401 of net proceeds were from debt financings.

Off-Balance Sheet Arrangements

We did not have, during the periods presented, and we do not currently have, any relationships with any organizations or financial partnerships, such as structured finance or special purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Critical Accounting Policies and Significant Accounting Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements as well as the reported expenses during the reporting periods. The accounting estimates that require our most significant, difficult, and subjective judgments have an impact on revenue recognition, financial instruments and the determination of share-based compensation and the useful lives of long-lived assets. We evaluate our estimates and judgments on an ongoing basis. Actual results may differ materially from these estimates under different assumptions or conditions.

We believe that the assumptions and estimates associated with the evaluation of revenue recognition criteria, including the determination of revenue recognition as net versus gross in our revenue arrangements, useful lives of long-lived assets and stock-based compensation expense have the greatest potential impact on our condensed consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results could differ materially from these estimates.

Our significant accounting policies are more fully described in our condensed consolidated financial statements (Note 2) included elsewhere in this quarterly report.

Recently Issued Accounting Standards

Our analysis of recently issued accounting standards are more fully described in our condensed consolidated financial statements (Note 2) included elsewhere in this quarterly report.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Not applicable to smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2020. Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Based on this evaluation, and as a result of the material weaknesses described below, our CEO and CFO have concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of June 30, 2020. In light of this fact, our management has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the material weaknesses in our internal control over financial reporting, the unaudited interim condensed consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q fairly state, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

Material Weaknesses

A material weakness is a deficiency, or a combination of deficiencies, within the meaning of Public Company Accounting Oversight Board (“PCAOB”) Auditing Standard AS 2201, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP. The following material weaknesses in our internal control over financial reporting were identified in the normal course as of December 31, 2019 and continued to exist as of June 30, 2020:

1.	We had inadequate segregation of duties in our finance and accounting function because of our limited personnel;

2.	We had inadequate policies and procedures to ensure our internal books and records are properly maintained in accordance with U.S. GAAP; and

3.	We had insufficient formal documentation and maintenance of the evidence for controls implemented.

We have concluded that these material weaknesses arose because, as a private company, we did not have the necessary business processes, systems, personnel and related internal controls. During the year ended December 31, 2019, began to undertake measures to address material weaknesses in our internal controls. In particular, we (i) engaged an outside advisory and consulting firm with expertise in preparation of financial statements and account reconciliations; (ii) developed and documented our accounting policies; and (iii) hired a Chief Financial Officer. We will continue to take steps to remediate these material weaknesses, including:

•	continuing to hire additional finance and accounting personnel; and

•	engaging an outside advisory and consulting firm with expertise in evaluating and remediating material weaknesses in internal control over financial reporting.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2020, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Management recognizes that a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

We are currently a party to three material legal proceedings.

On May 8, 2018, the Company entered into a Master Services Agreement with AdKernel, LLC whereby AdKernel, LLC would provide the Company with certain exchange integration services in order to assist the Company in the purchase and placement of ads. On November 25, 2019, AdKernel LLC filed suit against the Company (AdKernel, LLC v. Kubient, Inc., Superior Court of California, County of Los Angeles, Case No. 19-STLC-10891) in an effort to collect outstanding payables due under such Master Services Agreement in the amount of $20,764. On April 21, 2020, the Company made a settlement offer to pay $20,000 within 90 days of execution of a settlement agreement, however, that settlement offer was rejected by Adkernel LLC. As of the date of filing, the parties had not executed a settlement agreement. On May 28, 2020, the Company filed a motion to dismiss AdKernel LLC’s lawsuit. The Court has set an October 5, 2020 hearing date on the Company’s motion to dismiss.

On October 6, 2017, the Company entered into a Master Service Agreement for Buyers and Sellers, and an “Engage Buyer Addendum”, with Engage BDR, LLC whereby the Company could gain access to the Engage BDR, LLC proprietary trading technology platform in order to both offer and purchase inventory for the placement of ads. On August 31, 2018, Engage BDR, LLC filed suit against the Company (Engage BDR, LLC v. Kubient, Inc., Los Angeles County Superior Court Case No. SC129764) setting forth claims of breach of contract, unjust enrichment, quantum meruit, accounts stated, and breach of implied covenant of good faith and fair dealing. On November 14, 2018, Engage BDR, LLC obtained a summary default judgment against the Company for $35,936. A Writ of Execution was issued against the Company in the amount of $40,997 on April 16, 2020. On June 12, 2020, the Company filed a motion to vacate the default judgment and the Court granted the motion on August 25, 2020. The Court has set a September 24, 2020 deadline for the Company to respond to the complaint. The Court has set a January 7, 2021 hearing date.

In March 2019, the Company entered into a binding letter of intent (“LOI”) to acquire substantially all of the assets of Aureus Holdings, LLC d/b/a Lo70s (“Lo70s”). In connection with this LOI, the Company made a good faith deposit of $200,000. Subsequently, during the diligence phase of the LOI it became apparent that Lo70s’ projections were grossly inaccurate and misstated. Diligence inquiries made to Lo70s on this subject continuously went ignored. As a result, the Company allowed the LOI to expire under its own terms. In connection with this expiration, the Company recently was served with a complaint by Lo70s (Aureus Holdings, LLC d/b/a Lo70s v. Kubient, Inc., et al., Superior Court of Delaware, Case No. N20C-07-061), which names the Company and three individuals, Peter A. Bordes, Jr., Paul Roberts and Philip Anderson (a former consultant to the Company) as defendants. The complaint alleges breach of contract on the expired LOI and other claims and seeks $5,000,000 in damages, without providing information or support as to how the alleged damages are calculated.  The Company believes that Lo70s’ claim has no merit, and wholly and completely disputes Lo70s’ allegations therein.  The Company has retained additional legal counsel in Delaware in order to defend the action vigorously. On August 31, 2020, the Company filed its answer to Lo70’s complaint on the contract claims, and moved to dismiss the unjust enrichment and tortious interference claims alleged by Lo70s for failure to state a claim. The individual defendants named in the claim moved to dismiss all of Lo70’s claims based on lack of personal jurisdiction and failure to state a claim. There is currently no argument date for these motions. On August 31, 2020, the Company also filed a counterclaim denying all allegations made by Lo70s and pursuing the Company’s claims of its own against Lo70s’ and its affiliates, including claims for fraudulent inducement and breach of contract. Lo70s has requested until October 12, 2020 to respond to the Company’s counterclaim and motion to dismiss.

In addition, an additional material legal proceeding has been threatened against the Company.

On July 25, 2018, the Company entered into a secured business loan agreement to pay WebBank the principal amount of $100,000, plus interest, over the course of 39 weekly payments of principal and interest in the amount of $2,977 (the “WebBank Loan”). The WebBank Loan is secured by present and future accounts, receivables, chattel paper, deposit accounts, personal property, assets and fixtures, general intangibles, instruments, equipment and inventory, and was personally guaranteed by Paul Roberts, our Chief Strategy Officer, President and Chairman. As of September 10, 2019, approximately $45,000 was due under the WebBank Loan and is currently in default. Subsequent to June 30, 2020, the Company paid a total of $20,000 in full satisfaction of the matter.

Apart from the foregoing legal proceedings and threatened legal proceeding, from time to time, we may be subject to various other legal proceedings and claims that are routine and incidental to our business. Although some of the legal proceedings set forth herein may result in adverse decisions or settlements, Management believes that the final disposition of such matters will not have a material adverse effect on our business, financial position, results of operations or cash flows.

Item 1A. Risk Factors.

Not applicable to smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

Pursuant to the terms of its consulting agreement with Gateway Group, Inc., the Company issued Gateway Group, Inc. 1,112 shares of common stock under the 2017 Plan on June 5, 2020. The foregoing shares were issued in reliance upon an exemption from registration pursuant to Rule 701 promulgated under the Securities Act.

Use of Proceeds

On August 11, 2020, the SEC declared effective our Registration Statement on Form S-1 (File No. 333-239682), as amended, filed in connection with the initial public offering of our units. Pursuant to the Registration Statement, we registered the offer and sale of up to $12,500,000 of our units. Each Unit consisted of one share of our common stock and one warrant to purchase one share of our common stock (the “Warrants”). On August 14, 2020, we consummated our IPO of 2,500,000 units (the “Units”) at a price of $5.00 per Unit.

Also on August 14, 2020, pursuant to and in compliance with the terms and conditions of the Underwriting Agreement entered into by and among the Company, Maxim Group LLC and Joseph Gunnar & Co., LLC, as co-representatives of the underwriters named therein (collectively, the “Underwriters”), the Company consummated the closing of a partial exercise of the over-allotment option granted to the Underwriters in connection with its IPO to purchase 375,000 additional common stock purchase warrants at a price of $0.01 per warrant, resulting in total gross proceeds to the Company in connection with the IPO of $12,503,750, prior to deducting underwriting discounts and commission and offering expenses payable by the Company. No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities or (iii) any of our affiliates. The offering has terminated.

There has been no material change in the expected use of the net proceeds from our initial public offering as described in our final prospectus, dated August 13, 2020, filed with the SEC pursuant to Rule 424(b) relating to our Registration Statement on Form S-1.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosure.

Not applicable.

Item 5. Other Information.

There is no other information required to be disclosed under this item which was not previously disclosed.

Item 6. Exhibits

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Filing Date	Number

3.1	Amended and Restated Certificate of Incorporation of Kubient, Inc.	S-1/A	8/11/2020	3.1

3.2	Certificate of Correction to the Amended and Restated Certificate of Incorporation of Kubient, Inc.	S-1/A	8/11/2020	3.2

3.3	Amended and Restated Bylaws of Kubient, Inc.	S-1/A	8/11/2020	3.4

4.2	Form of Common Stock Certificate	S-1/A	8/11/2020	4.1

10.1	Amended and Restated Kubient, Inc. Incentive Stock Plan dated October 2, 2019+	DRS	11/26/19	10.1

10.2	Employment Agreement with Christopher Andrews dated June 17, 2019+	DRS	11/26/19	10.4

10.2	Employment Agreement with Peter Bordes dated May 15, 2019+	DRS	11/26/19	10.5

10.3	Employment Agreement with Christopher Francia dated May 26, 2017+	S-1	7/2/20	10.6

10.4	Employment Agreement with Pavel Medvedev dated April 12, 2018+	DRS	11/26/19	10.6

10.5	Employment Agreement with Paul Roberts dated May 26, 2017+	DRS	11/26/19	10.7

10.6	Employment Agreement with Joshua Weiss dated December 23, 2019+	S-1	7/2/20	10.9

10.7	Amendment to Employment Agreement with Paul Roberts dated October 2, 2019+	DRS	11/26/19	10.8

10.8	Amendment to Employment Agreement with Pavel Medvedev dated November 21, 2019+	DRS	11/26/19	10.9

10.9	Master Services Agreement with The Associated Press dated February 5, 2020	S-1	7/2/20	10.14

10.10	Form of Warrant Agency Agreement including Form of Unit Warrant	S-1/A	7/30/20	10.15

31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)				X

101.ins	XBRL Instance Document				X

101.sch	XBRL Taxonomy Schema Document				X

101.cal	XBRL Taxonomy Calculation Linkbase Document				X

101.def	XBRL Taxonomy Definition Linkbase Document				X

101.lab	XBRL Taxonomy Label Linkbase Document				X

101.pre	XBRL Taxonomy Presentation Linkbase Document				X

+	Indicates a management contract or compensatory plan or arrangement.

(1)	The information in this exhibit is furnished and deemed not filed with the SEC for purposes of section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and is not to be incorporated by reference into any filing of Kubient, Inc. under the Securities Act of 1933, as amended, of the Securities Act, or the Exchange Act, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KUBIENT, INC.

Dated: September 23, 2020	/s/ Peter A. Bordes, Jr.
Peter A. Bordes, Jr.
Chief Executive Officer (principal executive officer)

Dated: September 23, 2020	/s/ Joshua Weiss
Joshua Weiss
Chief Financial Officer (principal financial and accounting officer)

GLOSSARY

“Ad Network” means an intermediary network or company that acts as a broker between advertisers who want to purchase ad placements and content publishers who want to host the advertiser’s ads. Examples of advertisers are consumer good companies, multimedia companies and automobile manufacturers. Publishers in the context are website operators or app developers.

“Ad Tech” means the software and tools that help agencies and brands target, deliver, and analyze their digital advertising efforts.

“Bot” or “internet bot” means an autonomous program (or robot) running on a network (usually, the internet) that can interact with computer systems or users. Typically, Bots perform tasks that are both simple and structurally repetitive, at a much higher rate than would be possible for a human alone. According to Imperva, more than half of all web traffic is fraudulent, as it is made up of Bots rather than actual human beings.

“Brand” means a particular name used to identify a type of product or products manufactured by a particular company.

“Data Management Platform” or “DMP” means a technology platform used for collecting and managing data, mainly for digital marketing purposes. It allows Ad Networks to generate audience segments, which are then used to target specific users in online advertising campaigns.

“Demand Side Platform” or “DSP” means a system that allows buyers of digital advertising space (ie, advertisers) to manage multiple ad exchange and data exchange accounts through one interface.

“Double monetization” means our ability to serve both a video advertisement as well as a display advertisement where there would traditionally be one or the other.

“Full stack” means computer engineering that encompasses databases, servers, systems engineering, and clients, across mobile applications, web based applications and native applications.

“GDPR” means the General Data Protection Regulation, which was agreed upon by the European Parliament and Council in April 2016, regulates how companies (including American companies) must protect European Union citizens’ personal data.

“Latency” means the lag time between a customer click on an internet link and the conversion of that customer to a sale. The term can also refer to the lag time between ad inventory’s purchase and its display on publisher’s media.

“Omni-channel marketing” means marketing that is intended to reach target consumers across all advertising channels -- mobile, video, desktop, and more -- within the context of how the specific customer has interacted with a brand (for example, those first seeing an ad about a brand they have never experienced will receive a different message from those who have engaged with that brand a number of times).

“Programmatic advertising” means the purchase of advertising space meant to target audiences using Ad Tech, rather than the traditional method of purchasing time slots in mass media, such as television programming.

“Pre-bid” means the bid placed by an advertiser for placement of its ad, verified prior to such ad being run or displayed.

“Post-bid” means the verification of the running or display of an ad, after such running or display has occurred.

“Publisher” means a source of ad inventory, such as website owners, website operators or app developers. Publishers are generally either managed or owned and operated. An owned and operated publisher receives 100% of the profit for impressions sold. This is opposed to a managed publisher: a publisher that does not own its inventory but has a financial relationship with those who do.

“Specialist coding language” means certain coding languages that deliver performance above and beyond traditional coding languages.

“Supply Side Platform” or “SSP” means a platform that enables Publishers to access advertiser demand from a variety of networks, exchanges, and platforms via one interface.

“300-millisecond window” means the window of time adopted by the digital advertising industry in which a website or app has to load the content on their website and auction off the advertising space on their web property.

“Verification companies” or “ad verification companies” means companies that offer a technological service that ensures that ads appear on intended sites and reach the targeted audience.

“Volume” means the concept buying large scale amounts of media in hopes of reaching a specific, smaller audience that lives within that larger pool.

A-1