Form 10-Q
period 2020-09-30
Kubient, Inc.
filed 2020-11-13
CIK 1729750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-39441

KUBIENT, INC.

(Exact name of registrant as specified in its charter)

Delaware	82-1808844
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 12, 2020, the registrant had 7,661,300 shares of common stock outstanding.

KUBIENT, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020

Kubient, Inc.

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2020	2019
	(unaudited)
Assets

Current Assets:
Cash	$8,356,834	$33,785
Accounts receivable, net	797,422	38,704
Prepaid expenses and other current assets	117,085	28,072
Total Current Assets	9,271,341	100,561
Intangible assets, net	1,357,726	83,333
Property and equipment, net	8,088	4,549
Deferred offering costs	10,000	285,196
Total Assets	$10,647,155	$473,639

Liabilities and Stockholders' Equity (Deficiency)

Current Liabilities:
Accounts payable - suppliers	$319,484	$785,180
Accounts payable - trade	1,531,084	867,554
Accrued expenses and other current liabilities	766,621	478,674
Accrued interest	3,001	117,912
Accrued interest - related parties	-	4,204
Due to related party	29,000	29,000
Notes payable, current portion	136,242	113,967
Convertible notes payable, current portion, net of discount of $0 and $630,994 as of September 30, 2020 and December 31, 2019, respectively	-	2,569,006
Convertible notes payable - related parties, current portion, net of discount of $0 and $281,701 as of September 30, 2020 and December 31, 2019, respectively	-	548,799
Total Current Liabilities	2,785,432	5,514,296
Notes payable, non-current portion	269,848	-
Total Liabilities	3,055,280	5,514,296

Commitments and contingencies (Note 8)

Stockholders' Equity (Deficiency):
Preferred stock, $0.00001 par value; 5,000,000 shares authorized;
No shares issued and outstanding
as of September 30, 2020 and December 31, 2019	-	-
Common stock, $0.00001 par value; 95,000,000 shares authorized;
7,661,300 and 3,601,521 shares issued and outstanding
as of September 30, 2020 and December 31, 2019	77	36
Additional paid-in capital	21,723,133	3,362,724
Accumulated deficit	(14,131,335)	(8,403,417)
Total Stockholders' Equity (Deficiency)	7,591,875	(5,040,657)
Total Liabilities and Stockholders' Equity (Deficiency)	$10,647,155	$473,639

The accompanying notes are an integral part of these condensed consolidated financial statements.

Kubient, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net Revenues	$280,401	$55,872	$1,753,851	$161,828

Operating Expenses:
Technology	545,639	315,824	1,577,197	1,070,561
General and administrative	1,167,861	703,238	2,489,867	1,494,609
Total Operating Expenses	1,713,500	1,019,062	4,067,064	2,565,170
Loss From Operations	(1,433,099)	(963,190)	(2,313,213)	(2,403,342)

Other (Expense) Income:
Interest expense	(389,319)	(362,179)	(1,118,614)	(522,278)
Interest expense - related parties	(200,821)	(29,551)	(403,372)	(29,666)
Amortization of beneficial conversion feature	(1,984,322)	-	(1,984,322)	-
Gain on settlement of notes and other payables	139,333	-	139,333	-
Gain on forgiveness of accounts payable - supplier	-	-	236,248	-
Loss on extinguishment of convertible note payable	(297,272)	-	(297,272)	-
Other income	1,000	12	13,294	256
Total Other Expense	(2,731,401)	(391,718)	(3,414,705)	(551,688)
Net Loss	(4,164,500)	(1,354,908)	(5,727,918)	(2,955,030)
Deemed dividend related to warrant down round adjustment	(1,682,000)	-	(1,682,000)	-
Net Loss Attributable to Common Shareholders	$(5,846,500)	$(1,354,908)	$(7,409,918)	$(2,955,030)
Net Loss Per Share - Basic and Diluted	$(1.03)	$(0.38)	$(1.72)	$(0.82)
Weighted Average Common Shares Outstanding -
Basic and Diluted	5,676,561	3,599,300	4,300,905	3,599,909

The accompanying notes are an integral part of these condensed consolidated financial statements.

Kubient, Inc.

Condensed Consolidated Statements of Changes in Stockholders' Equity (Deficiency)

(unaudited)

	For the Nine Months Ended September 30, 2020
			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance - January 1, 2020	3,601,521	$36	$3,362,724	$(8,403,417)	$(5,040,657)

Stock-based compensation:

Options	-	-	5,394	-	5,394

Net loss	-	-	-	(58,098)	(58,098)

Balance - March 31, 2020	3,601,521	36	3,368,118	(8,461,515)	(5,093,361)

Stock-based compensation:

Options	-	-	5,423	-	5,423

Common stock	1,112	-	3,000	-	3,000

Forgiveness of accrued expenses by related party	-	-	33,738	-	33,738

Net loss	-	-	-	(1,505,320)	(1,505,320)

Balance - June 30, 2020	3,602,633	36	3,410,279	(9,966,835)	(6,556,520)

Issuance of common stock and warrants in initial public offering,net of issuance costs [1]	2,500,000	25	10,605,720	-	10,605,745

Conversion of notes payable and accrued interest into common stock and warrants	1,461,090	15	7,304,815	-	7,304,830

Conversion of notes payable and accrued interest into common stock	94,223	1	388,143	-	388,144

Stock-based compensation:

Options	-	-	5,176	-	5,176

Common stock	3,334	-	9,000	-	9,000

Effect of reverse stock-split	20	-	-	-	-

Net loss	-	-	-	(4,164,500)	(4,164,500)

Balance - September 30, 2020	7,661,300	$77	$21,723,133	$(14,131,335)	$7,591,875

[1] Includes gross proceeds of $12,503,750, less issuance costs of $1,898,005.

	For the Nine Months Ended September 30, 2019
			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance - January 1, 2019	3,599,300	$36	$2,717,538	$(4,270,544)	$(1,552,970)

Stock-based compensation:

Options	-	-	5,502	-	5,502

Net loss	-	-	-	(464,944)	(464,944)

Balance - March 31, 2019	3,599,300	36	2,723,040	(4,735,488)	(2,012,412)

Issuance of investor and placement agent warrants in connection with issuance of convertible notes payable, net of issuance costs [1]	-	-	437,901	-	437,901

Stock-based compensation:

Options	-	-	5,258	-	5,258

Net loss	-	-	-	(1,135,178)	(1,135,178)

Balance - June 30, 2019	3,599,300	36	3,166,199	(5,870,666)	(2,704,431)

Issuance of investor and placement agent warrants in connection with issuance of convertible notes payable, net of issuance costs [2]	-	-	1,387,483	-	1,387,483

Stock-based compensation:

Common stock	2,223	-	30,800	-	30,800

Options	-	-	5,134	-	5,134

Net loss	-	-	-	(1,354,908)	(1,354,908)

Balance - September 30, 2019	3,601,523	$36	$4,589,616	$(7,225,574)	$(2,635,922)

[1] Net of issuance costs of $78,766.

[2] Net of issuance costs of $970,720.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Kubient, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the Nine Months Ended
	September 30,
	2020	2019
Cash Flows From Operating Activities:
Net loss	$(5,727,918)	$(2,955,030)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	227,355	4,303
Bad debt expense	3,734	(10,670)
Gain on forgiveness of accounts payable - supplier	(236,248)	-
Allowance for other asset	-	200,000
Stock-based compensation:
Stock options	15,993	15,894
Common stock	62,484	30,800
Amortization of debt discount and debt issuance costs	915,994	444,928
Amortization of debt discount and debt issuance costs - related parties	357,201	27,541
Amortization of beneficial conversion feature	1,984,322	-
Loss on extinguishment of convertible note payable	297,272	-
Gain on settlement of notes and other payables	(139,333)	-
Changes in operating assets and liabilities:
Accounts receivable	(762,452)	288,830
Prepaid expenses and other current assets	(89,013)	(36,967)
Other asset	-	(200,000)
Accounts payable - suppliers	(193,334)	(180,514)
Accounts payable - trade	68,002	403,470
Accrued expenses and other current liabilities	492,372	13,304
Accrued interest	195,596	-
Accrued interest - related parties	53,026	-

Net Cash Used In Operating Activities	(2,474,947)	(1,954,111)

Cash Flows From Investing Activities:
Purchase of intangible assets	(855,019)	(70,000)
Purchase of property and equipment	(5,287)	(2,449)
Advances to related party	-	(75,000)
Repayment of related party advances	-	75,000

Net Cash Used In Investing Activities	(860,306)	(72,449)

Cash Flows From Financing Activities:
Proceeds from sale of common stock and warrants in initial public offering, net [1]	11,503,488	-
Payment of initial public offering issuance costs	(841,376)	-
Proceeds from issuance of convertible notes payable and investor warrants [2]	-	2,127,401
Advances from related party	-	29,250
Repayment of advance from related party	-	(45,000)
Proceeds from issuance of notes payable	656,190	-
Repayment of notes payable	(95,000)	(90,427)
Proceeds from issuance of notes payable - related parties	585,000	-
Repayment of note payable - related party	(150,000)	-

Net Cash Provided By Financing Activities	11,658,302	2,021,224

Net Increase (Decrease) In Cash	8,323,049	(5,336)

Cash - Beginning of the Period	33,785	7,518

Cash - End of the Period	$8,356,834	$2,182

[1] Includes gross proceeds of $12,503,750, less underwriting discounts and commissions of $1,000,262.

[2] Includes gross proceeds of $2,500,000, less issuance costs of $372,599 deducted directly from the offering proceeds.

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$574	$7,346
Income taxes	$-	$-

Non-cash investing and financing activities:
Conversion of notes payable and accrued interest into common stock	$16	$-
Original issue discount in connection with convertible notes payable	$285,000	$235,000
Original issue discount in connection with convertible notes payable - related party	$75,500	$15,000
Issuance of investor and placement agent warrants in connection with issuance of convertible notes payable	$-	$2,874,870
Accrual of intangible assets	$644,981	$30,000
Accrual of deferred offering costs	$-	$211,684

Reduction of additional paid-in capital for initial public offering issuance costs that were previously paid	$(56,367)	$-
Reversal of previously accrued deferred offering costs	$(218,829)	$-
Forgiveness of related party liability	$33,738	$-

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

Risks and Uncertainties

In March 2020, the World Health Organization declared COVID-19, a novel strain of coronavirus, a pandemic, which continues to spread throughout the United States and the world. This has resulted in authorities implementing numerous measures to contain the virus, including quarantines, “shelter-in-place” and “stay-at-home” orders, travel restrictions, and temporary closures of non-essential businesses. We have taken proactive measures to protect the health and safety of our employees and customers by closing our offices, requiring employees to work from home and suspending travel, in-person meetings and visits with our customers. We expect to continue these measures until the pandemic is adequately contained as determined by authorities.

While the Company’s financial condition and results of operations for the fiscal year 2020 has been adversely affected by the COVID-19 pandemic, the Company has begun to see an increase in its customers’ advertising budgets beyond pre-pandemic levels. As a result, the Company recorded a corresponding increase in its advertising impression Volumes during the quarter ended September 30, 2020. Furthermore, the Company has recorded advertising impression Volumes in the beginning of the fourth quarter of 2020 that have actually exceeded pre-pandemic levels. In addition, as of September 30, 2020, all of the Company’s customers have returned to normal, pre-pandemic payment terms, such that the Company’s profit margins have returned to pre-pandemic levels as well.

We are monitoring the impact of the pandemic on our business and implementing plans to take appropriate actions to adapt to changing circumstances arising from the pandemic, but there can be no assurances that the Company’s advertising impression Volumes and profit margins will stay above pre-pandemic levels for the remainder of fiscal 2020 and beyond.

Furthermore, the COVID-19 pandemic could have a long-term impact on the Company’s customers after 2020, which would reduce their demand for Company products. The extent to which COVID-19 or any other health epidemic may impact the Company’s results beyond 2020 will depend on future developments that could be outside the Company’s control, and which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of the overall economic impact of the COVID-19 pandemic. Accordingly, COVID-19 could continue to have a material adverse effect on the Company’s business, results of operations, financial condition and prospects during the remainder of 2020 and beyond. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Kubient, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the unaudited condensed consolidated financial statements of the Company as of September 30, 2020 and for the three and nine months ended September 30, 2020 and 2019. The results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the operating results for the full year ending December 31, 2020 or any other period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related disclosures as of December 31, 2019 and 2018 and for the years then ended which are included the Registration Statement filed on Form S-1/A on August 11, 2020.

Reverse Stock Split

A 1:9 reverse stock split of the Company’s common stock was effected on August 6, 2020 (the “Reverse Stock Split”). All share and per share information has been retroactively adjusted to give effect to the Reverse Stock Split for all periods presented, unless otherwise indicated.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

There have been no material changes to the significant accounting policies included in the audited consolidated financial statements as of December 31, 2019 and 2018 and for the years then ended, which were included the Registration Statement filed on Form S-1/A on August 11, 2020, except as disclosed in this note.

Liquidity and Financial Condition

The Company has not yet achieved profitability and expects to continue to incur cash outflows from operations. It is expected that its operating expenses will continue to increase and, as a result, the Company will eventually need to generate significant revenues to achieve profitability.

On August 14, 2020, the Company raised estimated aggregate gross and net proceeds of approximately $12.5 million and $10.6 million, respectively, in its initial public offering (“IPO”). See Note 6 – Stockholders’ Equity – Initial Public Offering for additional details. In connection with and following the IPO, convertible notes payable with an aggregate principal balance of approximately $5.1 million and accrued interest of approximately $0.3 million were converted into equity.

The Company incurred net losses of $4,164,500 and $5,727,918 for the three and nine months ended September 30, 2020, respectively. At September 30, 2020, the Company had working capital of $6,485,909 and an accumulated deficit of $14,131,335. As of September 30, 2020, the Company had cash of $8,356,834.

The Company intends to use the proceeds from the IPO to build out its infrastructure and expand headcount in order to be able to meet its revenue projections. Under this growth scenario, as detailed by the Company’s projections, the Company’s cash balance is expected to increase. If actual revenue growth is less than projected in the near-term, the Company has the ability to control the speed in which it increases its costs as a way of conserving cash.

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

Kubient, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Accounts Receivable

Accounts receivable are carried at their contractual amounts, less an estimate for uncollectible amounts. As of September 30, 2020 and December 31, 2019, there was an allowance for uncollectible amounts of $6,838 and $34,115, respectively. Management estimates the allowance for uncollectible accounts based on existing economic conditions, the financial conditions of the customers, and the amount and age of past due accounts.

Intangible Assets

Intangible assets are comprised of costs to acquire and develop computer software, including (i) the costs to acquire third-party data which is used to improve the Company’s artificial intelligence platform for client use as well as (ii) the costs to acquire third-party software as well as the related source code. The intangible assets have estimated useful lives of two years for the computer software and five years for the capitalized data. Once placed into service, the Company amortizes the cost of the intangible assets over their estimated useful lives on a straight-line basis.

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

Kubient, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

The revenue recognized is the difference between (i) the amount the Company is responsible to collect from the customer related to the placement of an ad (the “Gross Billing”) and (ii) the amount the Company remits to the supplier for the ad space (the “Supplier Cost”). The determination of whether the Company is the principal or agent, and hence whether to report revenue on a gross basis equal to the Gross Billing or on a net basis for the difference between the Gross Billing and Supplier Cost, requires judgment. The Company acts as an agent in arranging via its platform for the specified good (the ad space) to be purchased by the advertiser, as it does not control the goods or services being transferred to the end customer, it does not take responsibility for the quality or acceptability of the ad space, it does not bear inventory risk, nor does it have discretion in establishing price of the ad space. As a result, the Company recognizes revenue on a net basis for the difference between the Gross Billing and the Supplier Cost. During the three months ended September 30, 2020 and 2019, the Company recognized aggregate revenue of $280,401 and $55,872, respectively, in connection with contracts where it acts as an agent. During the nine months ended September 30, 2020 and 2019, the Company recognized aggregate revenue of $453,513 and $161,828, respectively, in connection with contracts where it acts as an agent.

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

During the nine months ended September 30, 2020, the Company recognized revenue in connection with contracts to scan a customers’ first-party anonymized data with KAI. Upon completion of the scan, the Company delivered a report to the customer, which is the point in time the Company satisfied the performance obligation. The Company acts as the principal for these contracts, as it is primarily responsible for fulfilling the promise to provide the services and has discretion in establishing the price of service. As a result, the Company recognizes revenue on a gross basis. During the three and nine months ended September 30, 2020, the Company recognized aggregate revenue of $0 and $1,300,338, respectively, in connection with the contracts.

As of September 30, 2020 and December 31, 2019, the Company did not have any contract assets from contracts with customers. As of September 30, 2020 and December 31, 2019, the Company had $15,000 of contract liabilities where performance obligations have not yet been satisfied. The Company expects to satisfy its remaining performance obligations and recognize the revenue within the next twelve months. During the three and nine months ended September 30, 2020 and 2019, no revenue was recognized from performance obligations satisfied (or partially satisfied) in previous periods.

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

The following shares were excluded from the calculation of weighted average dilutive common shares because their inclusion would have been anti-dilutive:

	For the Nine Months Ended
	September 30,
	2020	2019
Stock options	96,721	54,333
Warrants [1]	7,229,272	843,889
Convertible notes [2]	-	20,072
	7,325,993	918,294

[1] Includes shares underlying warrants that are exercisable into an aggregate of (i) 1,235,977 shares of common stock and (ii) five-year warrants to purchase 1,235,977 shares of common stock at an exercise price of $5.50 per share.

[2] Excludes shares issuable upon conversion of the Senior and Junior Notes, which were not convertible as of September 30, 2019 and whose conversion price was not known as of such date. During the three months ended September 30, 2020, in connection with and following the IPO, an aggregate of 1,555,313 shares of common stock and warrants to purchase 1,461,090 shares of common stock were issued as a result of the conversion of convertible notes. See Note 5 – Notes Payable for additional details.

Kubient, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Recently Issued Accounting Standards

In August 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) 2020-06, "Accounting for Convertible Instruments and Contracts in an Entity's Own Equity" which simplifies the accounting for convertible instruments by eliminating certain accounting models when the conversion features are not required to be accounted for as derivatives under Topic 815, Derivatives and Hedging, or that do not result in substantial premiums accounted for as paid-in-capital. Under this ASU, certain debt instruments with embedded conversion features will be accounted for as a single liability measured at its amortized cost. Additionally, this ASU eliminates the treasury stock method to calculate diluted earnings per share for convertible instruments. The new guidance is effective for annual periods beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact the adoption of ASU 2020-06 will have on its condensed consolidated financial statements.

Reclassifications

Certain prior period balance sheet amounts have been reclassified to conform to the Company’s fiscal 2020 presentation. These reclassifications have no impact on the Company’s previously reported net loss.

NOTE 3 – INTANGIBLE ASSETS

Intangible assets consist of the following:

	September 30, 2020	December 31, 2019
Acquired data	$1,500,000	$-
Acquired software	100,000	100,000
	1,600,000	100,000
Less: accumulated amortization	(242,274)	(16,667)
Intangible assets, net	$1,357,726	$83,333

During the nine months ended September 30, 2020, the Company acquired third-party data with a cost of $1,500,000 as a means using the data to support the evolution and growth of the Company’s artificial intelligence platform. The Company began recognizing amortization expense during the nine months ended September 30, 2020 over the five-year useful life (which is the period in which is the estimated life of the enhancement), as the product enhancement was available for general release to the Company’s customers under its beta testing program as well as integration into the Company’s pre-existing platform. During the nine months ended September 30, 2020, the Company paid $855,019 in connection with the purchase of the third-party data. As of September 30, 2020, the Company had a remaining liability in connection with purchase of third-party data of $644,981, which is included within accounts payable – trade on the condensed consolidated balance sheet. Subsequent to September 30, 2020, the Company repaid $445,317 of the remaining liability in connection with the Company’s purchase of the third-party data.

Amortization expense related to intangible assets was $87,500 and $4,167 for the three months ended September 30, 2020 and 2019, respectively, and $225,607 and $4,167 for the nine months ended September 30, 2020 and 2019, respectively. As of September 30, 2020, the Company’s intangible assets had a remaining weighted average amortization period of 4.2 years.

Kubient, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

The estimated future amortization expense is as follows:

For the Years Ending December 31,	Total
2020	$87,500
2021	333,333
2022	300,000
2023	300,000
2024	300,000
Thereafter	36,893
$1,357,726

NOTE 4 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

	September 30,	December 31,
	2020	2019
Accrued bonuses	$400,000	$-
Accrued payroll taxes	6,074	163,746
Accrued supplier expenses	100,506	39,026
Accrued legal and professional fees	62,976	172,801
Accrued commissions	82,187	-
Credit card payable	16,396	30,113
Accrued director fees	12,936	-
Accrued programming expenses	1,750	36,993
Accrued issuable equity	50,484	-
Deferred revenue	15,000	15,000
Other	18,312	20,995
Total accrued expenses and other current liabilities	$766,621	$478,674

NOTE 5 – NOTES PAYABLE

During the three months ended September 30, 2020 and 2019, the Company recorded interest expense of $58,734 and $42,934, respectively, and non-cash amortization of debt discount and debt issuance costs of $330,585 and $319,245, respectively, which is included in interest expense on the condensed consolidated statements of operations. During the nine months ended September 30, 2020 and 2019, the Company recorded interest expense of $202,620 and $77,350, respectively, and non-cash amortization of debt discount and debt issuance costs of $915,994 and $444,928, respectively, which is included in interest expense on the condensed consolidated statement of operations. As of September 30, 2020 and December 31, 2019, the Company had $3,001 and $117,912, respectively, of accrued interest related to notes payable.

During the three months ended September 30, 2020 and 2019, the Company recorded interest expense – related parties of $16,856 and $2,080, respectively, and non-cash amortization of debt discount and debt issuance costs – related parties of $183,965 and $27,471, respectively, which is included in interest expense – related parties on the condensed consolidated statements of operations. During the nine months ended September 30, 2020 and 2019, the Company recorded interest expense – related parties of $46,171 and $2,125, respectively, and non-cash amortization of debt discount and debt issuance costs – related parties of $357,201 and $27,541, respectively. As of September 30, 2020 and December 31, 2019, the Company had $0 and $4,204, respectively, of accrued interest - related parties related notes payable.

Kubient, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Notes Payable

On April 6, 2020, the Company received a loan in the amount of approximately $327,000 (the “PPP Loan”) from JPMorgan Chase Bank, N.A., as lender, pursuant to the Paycheck Protection Program (“PPP”) of the Coronavirus Aid, Relief and Economic Security Act, as amended (the “CARES Act”). The PPP Loan matures on April 6, 2022 and bears interest at a rate of 0.98% per annum. Commencing May 16, 2021, the Company is required to pay the lender equal monthly payments of principal and interest as required to fully amortize by April 6, 2022 the principal amount outstanding on the PPP Loan as of the date prescribed by guidance issued by the U.S. Small Business Administration (“SBA”). The PPP Loan is evidenced by a promissory note dated April 6, 2020, which contains customary events of default relating to, among other things, payment defaults and breaches of representations and warranties. The PPP Loan may be prepaid by the Company at any time prior to maturity with no prepayment penalties.

Under the terms of the CARES Act, the Company is eligible to apply for and receive forgiveness for all or a portion of its PPP Loan. Such forgiveness will be determined, subject to limitations, based on the use of the loan proceeds for certain permissible purposes as set forth in the PPP, including, but not limited to, payroll costs (as defined under the PPP) and mortgage interest, rent or utility costs (collectively, “Qualifying Expenses”) incurred during the 24 weeks subsequent to funding, and on the maintenance of employee and compensation levels, as defined, following the funding of the PPP Loan. The Payroll Protection Program Flexibility Act (“PPP Flexibility Act”), which amends certain portions of the CARES Act, the percentage for non-payroll costs that may be forgiven was increased to up to 40 percent. However, the PPP Flexibility Act requires a borrower to use at least 60 percent of the loan amount for payroll costs. The Company intends to use the proceeds of its PPP Loan for Qualifying Expenses. However, no assurance is provided that the Company will be able to obtain forgiveness of the PPP Loan in whole or in part. Any amounts that are not forgiven incur interest at 1.0% per annum and monthly repayments of principal and interest are deferred until the Small Business Administration makes a determination on forgiveness. The loan forgiveness amount will be reduced for the EIDL Loan (defined below) that the Company received. Under the PPP Flexibility Act, the deferral period was extended to the date the lender received the forgiven amount from SBA. If the Company does not apply for loan forgiveness within 10 months following the end of the covered period, the deferral period will end on the date that is 10 months after the last day of the covered period. While the Company’s PPP Loan currently has a two-year maturity, the amended law will permit the Company to request a five-year maturity. As of September 30, 2020, the Company had not applied for forgiveness of the PPP Loan, however, the Company does intend to apply for such forgiveness.

EIDL Loan

On June 23, 2020, the Company received a loan in the amount of approximately $78,900 (the “EIDL Loan”) from the SBA, as lender, under the SBA’s Economic Injury Disaster Loan (“EIDL”) assistance program. The EIDL Loan bears interest at 3.75% per annum. Monthly installment payments in the amount of $385 per month, including principal and interest, will begin June 20, 2021. The EIDL Loan matures on June 20, 2050, and is evidenced by a promissory note, loan authorization agreement, and security agreement, all dated June 20, 2020, and all of which contain customary events of default relating to, among other things, payment defaults and breaches of representations and warranties. The EIDL Loan is collateralized by the assets of the Company. Such EIDL Loan amount will reduce the Company’s PPP loan forgiveness amount described above. The EIDL Loan may be prepaid by the Company at any time prior to maturity with no prepayment penalties.

Separately, during the nine months ended September 30, 2020, the Company also received a grant of $10,000 from the SBA under the EIDL assistance program. The grant was recognized as other income during the nine months ended September 30, 2020.

Notes Payable – Related Parties

During the nine months ended September 30, 2020, the Company received aggregate proceeds of $685,000 in connection with three-year notes payable issued to three of its executive officers. The notes bear interest ranging from 0.91% and 1.60% per annum, payable annually. The outstanding principal and accrued and unpaid interest became immediately due and payable upon the Company’s initial public offering. Effective July 13, 2020, the holders agreed to amend the terms of the notes to provide for automatic conversion of principal and interest thereunder into shares of common stock and warrants to purchase shares of common stock at the public offering price per unit. The Company determined that the amended terms were debt modifications. Upon closing of the IPO on August 14, 2020, such notes payable, along with accrued interest of $6,048, automatically converted into an aggregate of 138,209 shares of common stock and five-year warrants to purchase 138,209 shares of common stock at an exercise price of $5.50 per share.

Kubient, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

In addition to these related party notes, on July 28, 2020, the Company received proceeds of $150,000 in connection with a note payable that was issued to an entity controlled by our Chief Executive Officer. The note bears interest at 0.17% per annum, payable annually. The note matures and is repayable in cash by the Company on October 28, 2020, subject to acceleration following the occurrence of an IPO, qualified financing or sale of the Company (as such terms are defined in the note). On September 24, 2020, the Company fully repaid the note.

Convertible Notes Payable

During the nine months ended September 30, 2020, the Company and all Senior Note and Junior Note holders entered to a consent and first amendment to the Senior Notes and Junior Notes in the aggregate principal amount of $3,000,000 and $1,326,000, respectively (the “Amended Senior Notes” and “Amended Junior Notes”, respectively). The Amended Senior Notes were amended as follows: (i) the holders authorized the Company to incur certain indebtedness, including certain government loans as well as non-government loans with a principal amount not to exceed $1,000,000 in the aggregate (the “Permitted Indebtedness”), (ii) the Amended Senior Notes are subordinated to the Permitted Indebtedness, (iii) effective May 1, 2020, the interest rate increased from 5% to 10% per annum, (iv) the original issuance discount was increased from 10% to 20%, (v) the maturity date of the Amended Senior Notes was extended to October 26, 2020, and (vi) in connection with the exercise price of the investor warrants, the date under which the Qualified IPO must occur on or before was extended to October 26, 2020. The Amended Junior Notes were amended as follows: (i) the holders authorized the Company to incur the Permitted Indebtedness and (ii) the Amended Junior Notes are subordinated to the Permitted Indebtedness, (iii) effective May 1, 2020, the interest rate increased from 5% to 10% per annum, (iv) the original issuance discount was increased from 10% to 20%, (v) the maturity date of the Amended Junior Notes was extended to April 11, 2021 and (vi) in connection with the exercise price of the investor warrants, the date under which the Qualified IPO must occur on or before was extended to October 26, 2020. The Company determined that the amended terms were debt modifications. The Company recorded additional debt discount in the amount of $360,500 associated with the increase in original issuance discount, which, together with the remaining unamortized balance of the debt discounts, will be recognized through the amended maturity dates.

The Company’s placement agent in connection with the issuances of Senior Notes and Junior Notes agreed to amend its agreements with the Company, pursuant to which the right to receive all placement agent warrants under such agreements was amended so that the placement agent (or its designees) received five-year warrants to purchase 118,965 shares of common stock at an exercise price of $5.50 per share immediately prior to the effectiveness of the Company’s Registration Statement filed in connection with its IPO. The Company determined that no incremental fair value resulted from the modification.

Upon the closing of the IPO, the Senior Notes and Junior Notes automatically converted into common stock and warrants at a conversion price of $3.50. Based on the foregoing, the Senior Notes and Junior Notes converted into an aggregate of 1,322,881 shares of common stock and five-year warrants to purchase an aggregate of 1,322,881 shares of common stock at an exercise price of $5.50 per share (based on aggregate principal balance of $4,326,000 and aggregate accrued interest of $304,090 as of August 14, 2020). The Company recognized expense of approximately $2.4 million associated with the recognition of a beneficial conversion feature of $1,984,322 and interest expense in connection with the amortization of unamortized debt discount of $393,959.

Upon the closing of the IPO, a down round feature was triggered in warrants held by holders of Senior Notes and Junior Notes, such that the warrants, which have an exercise price of $4.20 per unit, are exercisable into an aggregate of 1,235,997 shares of common stock and five-year warrants to purchase an aggregate of 1,235,997 shares of common stock at an exercise price of $5.50 per share. In connection with the down round being triggered, the Company recognized a deemed dividend of $1,682,000 during the three and nine months ended September 30, 2020 on the condensed consolidated statements of operations, which represents the incremental fair value, estimated using a binomial model, provided to the holders in connection with the down round.

On August 12, 2020, a noteholder exercised its option to convert a convertible note payable in the principal amount of $20,000 and accrued interest in the amount of $3,370 at a conversion price of $0.29 per share that was not subject to the Reverse Stock Split, which resulted in the issuance of 80,586 shares of common stock. In connection with the conversion, the Company recognized a loss on extinguishment of convertible note payable of $297,272, which represented the fair value of the additional shares issued to the noteholder as a result of not applying the Reverse Stock Split.

On August 14, 2020, a noteholder exercised its option to convert a convertible note payable in the principal amount of $45,000 and accrued interest in the amount of $22,502 at a conversion price of $4.95 per share, which resulted in the issuance of 13,637 shares of common stock.

Kubient, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 6 – STOCKHOLDERS’ EQUITY

Initial Public Offering

On August 14, 2020, the Company consummated its IPO of 2,500,000 units (the “Units”) at a price of $5.00 per Unit, which resulted in aggregate gross and net proceeds of approximately $12.5 million and $10.6 million, respectively. Each Unit consisted of one share of common stock, par value $0.00001 per share and one warrant to purchase one share of common stock (the “Warrants”). The Warrants are exercisable immediately upon issuance and at any time up to the date that is five years from the date of issuance and will have an exercise price of $5.50 per share.

Also on August 14, 2020, the Company consummated the closing of a partial exercise of the over-allotment option granted to the underwriters in connection with its IPO to purchase 375,000 additional common stock purchase warrants at a price of $0.01 per warrant for aggregate proceeds of $3,750.

Further on August 14, 2020, the Company issued to the underwrites in connection with its IPO warrants to purchase 125,000 shares of common stock at $6.25 per share. The warrants are exercisable at any time for cash or on a cashless basis during the four and one half year period commencing 180 days from the effective date of the Company’s Registration Statement. The warrants had an issuance date fair value of $225,850 that was recorded as a debit and credit to additional paid-in capital.

See Note 5 – Notes Payable for additional details.

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

Stock-Based Compensation

During the three months ended September 30, 2020 and 2019, the Company recognized aggregate stock-based compensation expense (benefit) of $(5,465) (($10,641) related to common stock that was not issued as of September 30, 2020 and, accordingly, was included in accrued expenses and other current liabilities and $5,176 related to stock options) and $35,934 ($30,800 related to common stock and $5,134 related to stock options), respectively. During the nine months ended September 30, 2020 and 2019, the Company recognized aggregate stock-based compensation expense of $78,477 ($12,000 related to common stock, $50,484 related to common stock that was not issued as of September 30, 2020 and, accordingly, was included in accrued expenses and other current liabilities and $15,993 related to stock options) and $46,694 ($30,800 related to common stock and $15,894 related to stock options), respectively. As of September 30, 2020, there was $10,790 of unrecognized stock-based compensation expense, which will be recognized over approximately 2.2 years.

Common Stock

During the nine months ended September 30, 2020, the Company issued an aggregate of 4,446 shares of immediately vested common stock, respectively under the Company’s 2017 Plan to two employees and two non-employee service providers. The shares had an issuance date fair value of an aggregate of $12,000, which was recognized immediately.

See Note 5 – Notes Payable for additional details related to common stock issuances.

Stock Warrants

See Note 5 – Notes Payable – Convertible Notes Payable and Note 6 – Stockholder’s Equity – Initial Public Offering for details regarding the issuance of warrants during the nine months ended September 30, 2020.

Kubient, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

The Company used the following approximate assumptions in connection with its estimation of fair value of warrants:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Expected term (years)	3.86	n/a	3.86	5.00
Expected volatility	61.2%	n/a	61.2%	55.8%-56.1%
Risk free interest rate	0.24%	n/a	0.24%	1.75%-2.32%
Expected dividends	0.00%	n/a	0.00%	0.00%

A summary of the warrant activity during the nine months ended September 30, 2020 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Life	Intrinsic
	Warrants	Price	In Years	Value
Outstanding, January 1, 2020	1,138,557	$4.95
Issued	4,854,718	5.30
Warrant adjustment [1]	-	(0.89)
Exercised	-	-
Expired	-	-
Outstanding, September 30, 2020 [2]	5,993,275	$5.23	4.5	$-

Exercisable, September 30, 2020	5,452,953	$5.28	4.6	$-

[1] Effect of down round triggered in connection with closing of IPO. See Note 5 – Notes Payable for additional details.

[2] Excludes five-year warrants to purchase 1,235,977 shares of common stock at an exercise price of $5.50 per share that are issuable upon exercise of certain warrants. See Note 5 – Notes Payable for additional details.

The following table presents information related to stock warrants as of September 30, 2020:

Warrants Outstanding		Warrants Exercisable
		Weighted
	Outstanding	Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Warrants	In Years	Warrants

$4.20	1,235,997	3.6	857,141
$4.95	177,223	2.5	177,223
$5.50	4,455,055	4.8	4,418,589
$6.25	125,000	-	-
	5,993,275	4.6	5,452,953

Kubient, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 7 - RELATED PARTY TRANSACTIONS

As of September 30, 2020, the Company had an advance due to a related party of $29,000 that was repaid subsequent to September 30, 2020. As of December 31, 2019, the Company had outstanding convertible notes payable - related parties and an advance due to a related party of $830,500 and $29,000, respectively. See Note 5 – Notes Payable for additional details associated with the repayment and conversion of notes payable and convertible notes payable to related parties during the nine months ended September 30, 2020.

Sublease Agreement

In March 2019, Kubient entered into a sublease agreement with OneQube, Inc. (“OneQube”) that provided for rent payments by Kubient to OneQube equal to $600 per desk per month and ends in June 2021. The Company’s current Chief Executive Officer is a stockholder of OneQube and serves as Chairman of the Board of OneQube. During the three months ended September 30, 2020 and 2019, rent expense associated with the OneQube sublease was $0 and $18,187, respectively, which is included in general and administrative expenses on the condensed consolidated statements of operations. During the nine months ended September 30, 2020 and 2019, rent expense associated with the OneQube sublease was $35,821 and $32,587, respectively.

On June 18, 2020, the Company’s sublease agreement was terminated effective March 31, 2020. Pursuant to the termination agreement, the parties agreed that the Company shall have no obligation to pay OneQube any amount arising from its obligations under the sublease for rent during the period from January 1 to March 31, 2020. As a result of the termination and release, during the nine months ended September 30, 2020, the Company recognized the remaining liability and recorded a contribution of capital of $33,738.

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

On October 6, 2017, the Company entered into a Master Service Agreement for Buyers and Sellers, and an “Engage Buyer Addendum”, with Engage BDR, LLC whereby the Company could gain access to the Engage BDR, LLC proprietary trading technology platform in order to both offer and purchase inventory for the placement of ads. On August 31, 2018, Engage BDR, LLC filed suit against the Company (Engage BDR, LLC v. Kubient, Inc., Los Angeles County Superior Court Case No. SC129764) setting forth claims of breach of contract, unjust enrichment, quantum meruit, accounts stated, and breach of implied covenant of good faith and fair dealing. On November 14, 2018, Engage BDR, LLC obtained a summary default judgment against the Company for $35,936. A Writ of Execution was issued against the Company in the amount of $40,997 on April 16, 2020. On June 12, 2020, the Company filed a motion to vacate the default judgment and the Court granted the motion on August 25, 2020. On August 26, 2020, the Company made a settlement offer of $10,000, however, that settlement offer was rejected by Engage BDR, LLC. On September 24, 2020, the Company filed a motion to quash the summons that was served. The motion requests dismissal of the lawsuit on the grounds California courts do not have jurisdiction over the Company. The Court has set a January 7, 2021 hearing on the motion. As of September 30, 2020 and December 31, 2019, the Company had accrued for all amounts.

On May 8, 2018, the Company entered into a Master Services Agreement with AdKernel, LLC whereby AdKernel, LLC would provide the Company with certain exchange integration services in order to assist the Company in the purchase and placement of ads. On November 25, 2019, AdKernel LLC filed suit against the Company (AdKernel, LLC v. Kubient, Inc., Superior Court of California, County of Los Angeles, Case No. 19-STLC-10891) in an effort to collect outstanding payables due under such Master Services Agreement in the amount of $20,764. On April 21, 2020, the Company made a settlement offer to pay $20,000 within 90 days of execution of a settlement agreement, however, that settlement offer was rejected by Adkernel LLC. As of the date of filing, the parties had not executed a settlement agreement. On May 28, 2020, the Company filed a motion to dismiss AdKernel LLC’s lawsuit. On October 22, 2020, the Court denied the Company’s motion to dismiss. As of September 30, 2020 and December 31, 2019, the Company had accrued approximately $20,000.

Kubient, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

In March 2019 the Company entered into a binding letter of intent (“LOI”) to acquire substantially all of the assets of Aureus Holdings, LLC d/b/a Lo70s (“Lo70s”). In connection with the LOI, the Company paid a good faith deposit to Lo70s of $200,000. Subsequently, during the diligence phase of the LOI it became apparent that Lo70s’ projections were grossly inaccurate and misstated. Diligence inquiries made to Lo70s on this subject continuously went ignored. As a result, the Company allowed the LOI to expire under its own terms. In connection with this expiration, the Company recently was served with a complaint by Lo70s (Aureus Holdings, LLC d/b/a Lo70s v. Kubient, Inc., et al., Superior Court of Delaware, Case No. N20C-07-061), which names the Company and three individuals, Peter A. Bordes, Jr., Paul Roberts and Philip Anderson (a former consultant to the Company) as defendants.  The complaint alleges breach of contract on the expired LOI and other claims and seeks $5,000,000 in damages, without providing information or support as to how the alleged damages are calculated.  The Company believes that Lo70s’ claim has no merit, and wholly and completely disputes Lo70s’ allegations therein.  The Company has retained additional legal counsel in Delaware in order to defend the action vigorously. On August 31, 2020, the Company filed its answer to Lo70’s complaint on the contract claims, and moved to dismiss the unjust enrichment and tortious interference claims alleged by Lo70s for failure to state a claim. The individual defendants named in the claim moved to dismiss all of Lo70’s claims based on lack of personal jurisdiction and failure to state a claim. There is currently no argument date for these motions. On August 31, 2020, the Company also filed a counterclaim denying all allegations made by Lo70s and pursuing the Company’s claims against Lo70s’ and its affiliates, including claims for fraudulent inducement and breach of contract. Lo70s has requested until October 12, 2020 to respond to the Company’s counterclaim and motion to dismiss. The Court has set a January 15, 2021 hearing date on the Company’s motion to dismiss. On October 7, 2020, the Company submitted a discovery request to L070s and Lo70s served the Company a discovery request on October 16, 2020. During the year ended December 31, 2019, the Company recorded an allowance of $200,000 related to the deposit. As of September 30, 2020 and December 31, 2019, the Company had accrued for all probable and estimable amounts in its condensed consolidated financial statements.

Release of Liability

On March 10, 2020, the Company received a letter from one of its vendors releasing it from aggregate liabilities of $236,248, which were accrued as of December 31, 2019. The Company recognized the gain on release of liability effective March 10, 2020, which is included in other expense on the condensed consolidated statement of operations.

Settlement Agreements

On September 4, 2019, the Company entered into a settlement agreement whereby the parties agreed to settle an outstanding note payable balance of approximately $45,000 for $16,000, which was to be paid by September 3, 2019 by the Company. During the three months ended September 30, 2020, the Company paid a total of $20,000 in full satisfaction of the matter and recognized a gain on settlement of notes payable of $34,586, which is included in other expense on the condensed consolidated statements of operations.

On November 12, 2019, the Company received a summons from the Palm Beach County Circuit Court of Florida in connection with a civil action filed by the plaintiff against the Company in the aggregate amount of $207,502 ($132,502 for breach of contract and $75,000 for default under a promissory note). On May 13, 2020, the parties reached a settlement agreement that requires the Company to make aggregate payments to the plaintiff of a total of $135,000, which is due in seven (7) installments between May 20, 2020 and October 20, 2020. If the Company pays a total of $125,000 by September 15, 2020, the total amount due is automatically reduced to $125,000. In the event the Company fails to make timely payments and the default is not cured by the conclusion of the specified grace period, the plaintiff shall be entitled to the entry of a final judgment against the Company in the amount of $240,000, less any and all payments made. During the nine months ended September 30, 2020, the Company paid a total of $125,000 in full satisfaction of the matter and recognized a gain on settlement of $66,191, which is included in other expense on the condensed consolidated statements of operations.

Salary Reduction Program

In direct response to the uncertainties arising from the COVID-19 pandemic on the Company’s operations, on April 30, 2020, the Company’s board of directors approved an employee salary reduction program, whereby the Company is authorized to issue shares of its common stock in lieu of salaries to employees (“the Salary Reduction Program”). The value of such an equity award under the employee salary reduction program shall be equivalent to 150% of the cash compensation that otherwise would have been payable, based on the market value of the Company’s common stock on the date of issuance. On August 20, 2020, the Company’s board of directors approved a change to the salary a change the Salary Reduction Program such that the Company was now authorized to satisfy its obligations to its employees by making a cash payment equal to 150% of the cash compensation that otherwise would have been payable. Accordingly, during the three months ended September 30, 2020 and after the closing of the IPO, the Company satisfied its obligation in full by paying cash to its employees in the aggregate amount of approximately $374,000, at which time the Salary Reduction Program was terminated.

Kubient, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 9 – CONCENTRATIONS

Customer Concentrations

The following table sets forth information as to each customer that accounted for 10% or more of the Company’s net revenues for the following periods:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Customer	2020	2019	2020	2019
Customer A	N/A	46.36%	N/A	64.01%
Customer F	N/A	N/A	30.28%	N/A
Customer G	N/A	N/A	43.86%	N/A
Customer H	94.13%	N/A	23.43%	N/A
Customer I	*	40.32%	*	16.50%
Customer J	21.40%	N/A	*	N/A
Total	115.53%	86.68%	97.57%	80.51%

*  Less than 10%.

From time to time, certain customers generate negative net revenues that resulted from Supplier Costs that exceeded the Gross Billings. As a result, the Company’s concentrations on net revenues may result in total percentages that exceed 100%.

The following table sets forth information as to each customer that accounted for 10% or more of the Company’s gross accounts receivable as of:

	September 30,	December 31,
Customer	2020	2019
Customer D	N/A	13.73%
Customer E	N/A	12.23%
Customer F	20.99%	N/A
Customer G	34.38%	N/A
Customer H	32.82%	N/A
Total	88.19%	25.96%

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

Kubient, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Supplier Concentrations

The following table sets forth information as to each supplier that accounted for 10% or more of the Company’s Supplier Costs for the following periods:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
Supplier	2020	2019	2020	2019
Supplier A	18.22%	N/A	33.09%	N/A
Supplier B	15.67%	N/A	16.12%	N/A
Supplier C	N/A	74.08%	N/A	81.09%
Supplier D	*	12.60%	12.81%	*
Supplier E	15.74%	N/A	*	N/A
Total	49.63%	86.68%	62.02%	81.09%

*  Less than 10%.

NOTE 10 – SUBSEQUENT EVENTS

The Company has evaluated events that have occurred after the balance sheet and through the date the financial statements were issued. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the financial statements, except as disclosed below.

Advance Payable – Related Party

On October 6, 2020, the Company repaid in full an advance due to a related party in the amount of $29,000.

Bordes Resignation

On October 31, 2020, the Company’s board of directors accepted Peter A. Bordes, Jr.’s resignation from his position as Chief Executive Officer of the Company. Mr. Bordes will continue to serve as a member of the board.

In connection with his resignation, the Company entered into a Separation and Consulting Agreement (the “Bordes Agreement”) with Mr. Bordes on October 31, 2020. Under the terms of the Bordes Agreement, which supersedes and replaces Mr. Bordes’ employment agreement with the Company, Mr. Bordes agreed to provide consulting services from October 31, 2020 until April 30, 2021 in order to assist the Company in the transition of his duties and responsibilities.

The Bordes Agreement provides that, among other things:

•	the Company shall pay Mr. Bordes a lump sum of $265,000, less applicable taxes and withholding, in separation pay;

•	the Company shall pay Mr. Bordes a lump sum of $40,000, less applicable taxes and withholding, as a bonus for his contributions to the success of the Company’s initial public offering;

•	the Company will award Mr. Bordes 15,000 shares of the Company’s common stock in addition to the stock incentive awards already issued to Mr. Bordes under the Kubient, Inc. 2017 Equity Incentive Plan; and

•	the Company will pay Mr. Bordes $15,000 per month paid in advance on the first of each month for services performed during the term of the Bordes Agreement.

Mr. Bordes’ receipt of the aforementioned payments and benefits is conditioned upon the fulfillment of his obligations under the Bordes Agreement, consideration for the waiver and release of claims set forth in the Bordes Agreement, and Mr. Bordes’ compliance with the confidentiality, non-solicitation, non-disparagement and other standard covenants set forth in the Bordes Agreement. Mr. Bordes has also agreed to indemnify the Company for losses arising out of the Bordes Agreement, including the provision of consulting services to the Company thereunder.

Also effective October 31, 2020, the Company’s board of directors appointed Paul Roberts, the Company’s Chief Strategy Officer, President and Chairman of the Board, as Interim Chief Executive Officer of the Company.

Stock Options

On November 9, 2020, the Company granted a ten-year option to purchase 20,000 shares of common stock at an exercise price of $2.81 per share to an employee under the 2017 Equity Incentive Plan. The shares vest over a four-year period, with 5,000 shares vesting on November 9, 2021 and the remaining 15,000 shares vesting ratably on a monthly basis over the remaining three-year period.

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

Investors should read this Quarterly Report on Form 10-Q and the documents that we reference in this report and have filed with the SEC, including our Registration Statement on Form S-1/A, filed with the SEC on August 11, 2020, with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements. Unless the context requires otherwise, references to the “Company,” “Kubient,” “we,” “us” and “our” refer to Kubient, Inc., a Delaware corporation and its wholly-owned subsidiary, Fidelity Media, LLC, a Delaware limited liability company. For explanations of certain terms used in this prospectus, please read “Glossary” beginning on page A-1.

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

Recent Developments

Initial Public Offering

On August 14, 2020, we consummated our initial public offering (“IPO”) of 2,500,000 units (the “Units”) at a price of $5.00 per Unit, which resulted in aggregate gross and net proceeds of approximately $12.5 million and $10.6 million, respectively. Each Unit consisted of one share of our common stock and one warrant to purchase one share of our common stock (the “Warrants”). The Warrants are exercisable immediately upon issuance and at any time up to the date that is five years from the date of issuance, and will have an exercise price of $5.50 per share.

Also on August 14, 2020, we consummated the closing of a partial exercise of the over-allotment option granted to the underwriters in connection with our IPO to purchase 375,000 additional common stock purchase warrants at a price of $0.01 per warrant for aggregate proceeds of $3,750.

Note Conversions

Effective July 13, 2020, related party holders of notes payable with an aggregate principal amount of $685,000 agreed to amend the terms of such notes to provide for automatic conversion of principal and interest thereunder into Units at the public offering price per unit. Upon closing of the IPO on August 14, 2020, such notes payable automatically converted into units comprised of an aggregate of 138,209 shares of common stock and five-year warrants to purchase 138,209 shares of common stock with an exercise price of $5.50 per share.

Upon the closing of the IPO, the Senior Notes and Junior Notes automatically converted into common stock and warrants at a conversion price of $3.50. Based on the foregoing, the Senior Notes and Junior Notes converted into Units comprised of an aggregate of 1,322,881 shares of common stock and five-year Warrants to purchase an aggregate of 1,322,881 shares of common stock (based on aggregate principal balance of $4,326,000 and aggregate accrued interest of $304,090 as of August 14, 2020).

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

Bordes Resignation

On October 31, 2020, the Company’s board of directors accepted Peter A. Bordes, Jr.’s resignation from his position as Chief Executive Officer of the Company. Mr. Bordes will continue to serve as a member of the board.

In connection with his resignation, the Company entered into a Separation and Consulting Agreement (the “Bordes Agreement”) with Mr. Bordes on October 31, 2020. Under the terms of the Bordes Agreement, which supersedes and replaces Mr. Bordes’ employment agreement with the Company, Mr. Bordes agreed to provide consulting services from October 31, 2020 until April 30, 2021 in order to assist the Company in the transition of his duties and responsibilities.

The Bordes Agreement provides that, among other things:

•	the Company shall pay Mr. Bordes a lump sum of $265,000, less applicable taxes and withholding, in separation pay;

•	the Company shall pay Mr. Bordes a lump sum of $40,000, less applicable taxes and withholding, as a bonus for his contributions to the success of the Company’s initial public offering;

•	the Company will award Mr. Bordes 15,000 shares of the Company’s common stock in addition to the stock incentive awards already issued to Mr. Bordes under the Kubient, Inc. 2017 Equity Incentive Plan; and

•	the Company will pay Mr. Bordes $15,000 per month paid in advance on the first of each month for services performed during the term of the Bordes Agreement.

Mr. Bordes’ receipt of the aforementioned payments and benefits is conditioned upon the fulfillment of his obligations under the Bordes Agreement, consideration for the waiver and release of claims set forth in the Bordes Agreement, and Mr. Bordes’ compliance with the confidentiality, non-solicitation, non-disparagement and other standard covenants set forth in the Bordes Agreement. Mr. Bordes has also agreed to indemnify the Company for losses arising out of the Bordes Agreement, including the provision of consulting services to the Company thereunder.

Also effective October 31, 2020, the Company’s board of directors appointed Paul Roberts, the Company’s Chief Strategy Officer, President and Chairman of the Board, as Interim Chief Executive Officer of the Company.

COVID-19

In March 2020, the World Health Organization declared COVID-19, a novel strain of coronavirus, a pandemic, which continues to spread throughout the United States and the world. This has resulted in authorities implementing numerous measures to contain the virus, including quarantines, “shelter-in-place” and “stay-at-home” orders, travel restrictions, and temporary closures of non-essential businesses. We have taken proactive measures to protect the health and safety of our employees and customers by closing our offices, requiring employees to work from home and suspending travel, in-person meetings and visits with our customers. We expect to continue these measures until the pandemic is adequately contained as determined by authorities.

While the Company’s financial condition and results of operations for the fiscal year 2020 has been adversely affected by the COVID-19 pandemic, the Company has begun to see an increase in its customers’ advertising budgets beyond pre-pandemic levels. As a result, the Company recorded a corresponding increase in its advertising impression Volumes during the quarter ended September 30, 2020. Furthermore, the Company has recorded advertising impression Volumes in the beginning of the fourth quarter of 2020 that have actually exceeded pre-pandemic levels. In addition, as of September 30, 2020, all of the Company’s customers have returned to normal, pre-pandemic payment terms, such that the Company’s profit margins have returned to pre-pandemic levels as well.

We are monitoring the impact of the pandemic on our business and implementing plans to take appropriate actions to adapt to changing circumstances arising from the pandemic, but there can be no assurances that the Company’s advertising impression Volumes and profit margins will stay above pre-pandemic levels for the remainder of fiscal 2020 and beyond.

Furthermore, the COVID-19 pandemic could have a long-term impact on the Company’s customers after 2020, which would reduce their demand for Company products. The extent to which COVID-19 or any other health epidemic may impact the Company’s results beyond 2020 will depend on future developments that could be outside the Company’s control, and which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of the overall economic impact of the COVID-19 pandemic. Accordingly, COVID-19 could continue to have a material adverse effect on the Company’s business, results of operations, financial condition and prospects during the remainder of 2020 and beyond. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Salary Reduction Program

In direct response to the uncertainties arising from the COVID-19 pandemic on the Company’s operations, on April 30, 2020, the Company’s board of directors approved an employee salary reduction program, whereby the Company is authorized to issue shares of its common stock in lieu of salaries to employees (“the Salary Reduction Program”). The value of such an equity award under the employee salary reduction program shall be equivalent to 150% of the cash compensation that otherwise would have been payable, based on the market value of the Company’s common stock on the date of issuance. On August 20, 2020, the Company’s board of directors approved a change to the salary a change the Salary Reduction Program such that the Company was now authorized to satisfy its obligations to its employees by making a cash payment equal to 150% of the cash compensation that otherwise would have been payable. Accordingly, during the three months ended September 30, 2020 and after the closing of the IPO, the Company satisfied its obligation in full by paying cash to its employees in the aggregate amount of approximately $374,000, at which time the Salary Reduction Program was terminated.

Reverse Stock Split

A 1:9 reverse stock split of our common stock was effected on August 6, 2020 (the “Reverse Stock Split”). All share and per share information has been retroactively adjusted to give effect to the Reverse Stock Split for all periods presented, unless otherwise indicated.

Components of Our Results of Operations

Net Revenues

Kubient provides a service to its customers by providing its platform to connect advertisers and Publishers as well as to analyze customers’ data for potential ad fraud. For these services, we earn net revenue, which is the spread between what we collect from advertisers, who want to run an ad campaign, and what we pay to Publishers, who want to sell their ad space. In addition, during the nine months ended September 30, 2020, we allowed two clients to beta test KAI, our fraud prevention technology powered by machine learning. This testing was invaluable as it provided us an opportunity to stress test our ability to handle large scale, concurrent input of data into our system which is then analyzed using our patent-pending proprietary machine learning technology. We were able to successfully ingest hundreds of millions of rows of data in real-time and provide our clients the ability to prevent the purchase of non-human or fraudulent advertising traffic, which will lead to additional improvements to our technology. While KAI was monetized in the first quarter during beta testing, it was made available as a stand-alone enterprise product in the third quarter of 2020.

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

Results of Operations

Three Months Ended September 30, 2020 Compared With Three Months Ended September 30, 2019

The following table presents the results of operations for the three months ended September 30, 2020 and 2019:

	For the Three Months Ended
	September 30,
	2020	2019

Net Revenues	$280,401	$55,872

Operating Expenses:
Technology	545,639	315,824
General and administrative	1,167,861	703,238

Total Operating Expenses	1,713,500	1,019,062

Loss From Operations	(1,433,099)	(963,190)

Other (Expense) Income:
Interest expense	(389,319)	(362,179)
Interest expense - related parties	(200,821)	(29,551)
Amortization of beneficial conversion feature	(1,984,322)	-
Gain on settlement of notes and other payables	139,333	-
Gain on forgiveness of accounts payable - supplier	-	-
Loss on extinguishment of convertible note payable	(297,272)	-
Other income	1,000	12
Total Other Expense	(2,731,401)	(391,718)
Net Loss	(4,164,500)	(1,354,908)
Deemed dividend related to warrant down round adjustment	(1,682,000)	-
Net Loss Attributable to Common Shareholders	$(5,846,500)	$(1,354,908)

Net Revenues

For the three months ended September 30, 2020, net revenues increased by $224,529, or 402%, to $280,401 from $55,872 for the three months ended September 30, 2019. The increase is primarily due to approximately $278,000 of net revenue generated from two customers who became customers during 2020.

Technology

For the three months ended September 30, 2020, technology expenses increased by $229,815, or 73%, to $545,639 from $315,824 for the three months ended September 30, 2019. The increase is primarily due to an increase of approximately $83,000 in amortization expense of our intangible assets and an increase of approximately $158,000 of compensation expenses resulting from one-time bonuses earned by certain employees in connection with their efforts that led to the successful completion of the IPO, which bonuses were approved by our board of directors during the three months ended September 30, 2020.

General and Administrative

For the three months ended September 30, 2020, general and administrative expenses increased by $464,623, or 66%, to $1,167,861 from $703,238 for the three months ended September 30, 2019. The increase is primarily due to increases in compensation expense of approximately $352,000 resulting from one-time bonuses earned by certain employees in connection with their efforts that led to the successful completion of the IPO, which bonuses were approved by our board of directors during the three months ended September 30, 2020 and additional compensation in connection with our Salary Reduction Program, increased commissions expenses of approximately $92,000 resulting from increased sales and increased insurance expense of approximately $59,000 due to a new insurance policy entered into in 2020, partially offset by a decrease of approximately $36,000 of rent expense due to the termination of our sublease in 2020.

Other Expense

For the three months ended September 30, 2020, other expense increased by $2,339,683, or 597%, to $2,731,401 from $391,718 for the three months ended September 30, 2019. The increase is primarily due to interest expense in associated with a beneficial conversion feature of approximately $1,984,000 related to the conversion of certain convertible notes at the closing of the IPO, a loss on extinguishment of a convertible notes payable of approximately $297,000 in connection with additional shares issued as a result of the conversion price of the note not being adjusted for the Reverse Stock Split, an increase of interest expense of approximately $198,000 (including an increase in non-cash amortization of debt discount and debt issuance costs of approximately $168,000) associated with notes payable issued subsequent to September 30, 2019 that were converted at the closing of the IPO, partially offset by a gain on settlement of notes and other payables of approximately $139,000.

Net Loss

For the three months ended September 30, 2020, net loss increased by $2,809,592, or 207%, to $4,164,500 from $1,354,908 for the three months ended September 30, 2019. The increase is primarily due to increases in non-cash other expenses of approximately $2,200,000. Our net loss attributable to common shareholders for the three months ended September 30, 2020 increased by $4,491,592 to $5,846,500 from $1,354,908 for the three months ended September 30, 2019 for the aforementioned reasons and due to the deemed dividend related to a warrant down round adjustment of $1,682,000.

Nine Months Ended September 30, 2020 Compared With Nine Months Ended September 30, 2019

The following table presents the results of operations for the nine months ended September 30, 2020 and 2019:

	For the Nine Months Ended
	September 30,
	2020	2019

Net Revenues	$1,753,851	$161,828

Operating Expenses:
Technology	1,577,197	1,070,561
General and administrative	2,489,867	1,494,609

Total Operating Expenses	4,067,064	2,565,170

Loss From Operations	(2,313,213)	(2,403,342)

Other (Expense) Income:
Interest expense	(1,118,614)	(522,278)
Interest expense - related parties	(403,372)	(29,666)
Amortization of beneficial conversion feature	(1,984,322)	-
Gain on settlement of notes and other payables	139,333	-
Gain on forgiveness of accounts payable - supplier	236,248	-
Loss on extinguishment of convertible note payable	(297,272)	-
Other income	13,294	256
Total Other Expense	(3,414,705)	(551,688)
Net Loss	(5,727,918)	(2,955,030)
Deemed dividend related to warrant down round adjustment	(1,682,000)	-
Net Loss Attributable to Common Shareholders	$(7,409,918)	$(2,955,030)

Net Revenues

For the nine months ended September 30, 2020, net revenues increased by $1,592,023, or 984%, to $1,753,851 from $161,828 for the nine months ended September 30, 2019. The increase was primarily due to approximately $1,300,000 of revenue generated in connection with beta testing of KAI, our fraud detection service, which commenced during the 2020 period, as well as approximately $476,000 of net revenue generated from two new customers in the 2020 period. We do not expect to generate future revenue from our beta testing of KAI. That being said, we do expect that revenues will increase, in part, based upon customers adopting our KAI product in the future, however, we cannot provide any assurance of this.

Technology

For the nine months ended September 30, 2020, technology expenses increased by $506,636, or 47%, to $1,577,197 from $1,070,561 for the nine months ended September 30, 2019. The increase is primarily due to an increase of approximately $267,000 of compensation expenses resulting from increased headcount, one-time bonuses earned by certain employees in connection with their efforts that led to the successful completion of the IPO, which bonuses were approved by our board of directors during the three months ended September 30, 2020, as well as additional compensation in connection with our Salary Reduction Program, $221,000 in amortization expense of our intangible assets, increased computer hosting and subscription costs of approximately $126,000 and an increase of approximately $182,000 of independent contractor fees resulting from an increase in headcount, all partially offset by a decrease of approximately $191,000 of consulting fees in 2020.

General and Administrative

For the nine months ended September 30, 2020, general and administrative expenses increased by $995,258, or 67%, to $2,489,867 from $1,494,609 for the nine months ended September 30, 2019. The increase is primarily due to increased legal, consulting and audit fees of approximately $203,000 associated with work performed in connection with our public filings, an increase of approximately $649,000 of compensation expenses resulting from an increase in headcount, from one-time bonuses earned by certain employees in connection with their efforts that led to the successful completion of the IPO, which bonuses were approved by our board of directors during the three months ended September 30, 2020 and additional compensation in connection with our Salary Reduction Program, an increase of approximately $140,000 of board of directors compensation expenses due to their appointment to our board of directors in late 2019, increased commissions expenses of approximately $92,000 resulting from increased sales and increased insurance expense of approximately $63,000 due to a new insurance policy entered into in 2020 offset by an allowance of approximately $200,000 in connection with a deposit recognized during the 2019 period.

Other Expense

For the nine months ended September 30, 2020, other expense increased by $2,863,017, or 519%, to $3,414,705 from $551,688 for the nine months ended September 30, 2019. The increase is primarily due to interest expense in associated with a beneficial conversion feature of approximately $1,984,000 related to the conversion of certain convertible notes at the closing of the IPO, a loss on extinguishment of a convertible notes payable of approximately $297,000 in connection with additional shares issued as a result of the conversion price of the note not being adjusted for the Reverse Stock Split, an increase of interest expense of approximately $970,000 (including an increase in non-cash amortization of debt discount and debt issuance costs of approximately $801,000) associated with notes payable that were converted at the closing of the IPO, partially offset by a gain on settlement of notes and other payables of approximately $139,000 recognized during 2020.

Net Loss

For the nine months ended September 30, 2020, net loss increased by $2,772,888, or 94%, to $5,727,918 from $2,955,030 for the nine months ended September 30, 2019. The increase is primarily due to increases in non-cash other expenses of approximately $3,000,000, operating expenses of approximately $1,500,000, partially offset by increased revenues of approximately $1,600,000. Our net loss attributable to common shareholders for the nine months ended September 30, 2020 increased by $4,454,888 to $7,409,918 from $2,955,030 for the nine months ended September 30, 2019 for the aforementioned reasons and due to the deemed dividend related to a warrant down round adjustment of $1,682,000.

Liquidity and Capital Resources

Liquidity

We measure our liquidity in a number of ways, including the following:

	September 30,	December 31,
	2020	2019
	(unaudited)
Cash	$8,356,834	$33,785
Working capital (deficiency)	$6,485,909	$(5,413,735)

On August 14, 2020, the Company consummated its IPO of 2,500,000 Units at a price of $5.00 per Unit, which resulted in aggregate gross and net proceeds of approximately $12.5 million and $10.6 million, respectively. Also on August 14, 2020, the Company consummated the closing of a partial exercise of the over-allotment option granted to the underwriters in connection with its IPO to purchase 375,000 additional common stock purchase warrants at a price of $0.01 per warrant for aggregate proceeds of $3,750. See Recent Developments - Initial Public Offering for details.

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

Nine Months Ended September 30, 2020 Compared With Nine Months Ended September 30, 2019

Our sources and uses of cash were as follows:

Cash Flows From Operating Activities

We experienced negative cash flows from operating activities for the nine months ended September 30, 2020 and September 30, 2019 in the amounts of $2,474,947 and $1,954,111, respectively. The net cash used in operating activities for the nine months ended September 30, 2020 was primarily a result of cash used to fund a net loss of $5,727,918, adjusted for net non-cash expenses of $3,488,774 and $235,803 of net cash used in changes in the levels of operating assets and liabilities. As of September 30, 2020, there were accounts receivable of $797,422, including accounts receivable of $445,317 associated with revenue generated from our beta testing that was subsequently collected during the fourth quarter of 2020. While we expect to collect these receivables, any failure to collect would have a material effect on our cash flows from operations. The net cash provided by operating activities for the nine months ended September 30, 2019 was primarily a result of cash used to fund a net loss 2,955,030, adjusted for net non-cash expenses of $712,796, and $288,123 of net cash provided by changes in the levels of operating assets and liabilities.

Cash Flows From Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2020 was $860,306, which was attributable to purchases of intangible assets, and property and equipment. Net cash used in investing activities for the nine months ended September 30, 2019 was $72,449, of which, $75,000 was attributable to an advance to a related party, $70,000 was attributable to a purchase of an intangible asset, $2,449 was attributable to purchase of property and equipment offset by a repayment of a related party advance of $75,000.

Cash Flows From Financing Activities

We experienced positive cash flows from financing activities for the nine months ended September 30, 2020 and September 30, 2019 in the amounts of $11,658,302 and $2,021,224, respectively. During the nine months ended September 30, 2020, $11,503,488 of proceeds were from the sale of common stock and warrants in our IPO, $1,241,190 of proceeds were received from debt financings, partially offset by $841,376 used for payment of initial public offering costs and $245,000 that was used to repay debt. During the nine months ended September 30, 2019, $2,127,401 of net proceeds were from debt financings, $29,250 of proceeds were from advances from a related party, partially offset by $135,427 used to repay debt.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2020. Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Based on this evaluation, and as a result of the material weaknesses described below, our CEO and CFO have concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of September 30, 2020. In light of this fact, our management has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the material weaknesses in our internal control over financial reporting, the unaudited interim condensed consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q fairly state, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

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

Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP. The following material weaknesses in our internal control over financial reporting were identified in the normal course as of December 31, 2019 and continued to exist as of September 30, 2020:

1.	We had inadequate segregation of duties in our finance and accounting function because of our limited personnel;

2.	We had inadequate policies and procedures to ensure our internal books and records are properly maintained in accordance with U.S. GAAP; and

3.	We had insufficient formal documentation and maintenance of the evidence for controls implemented.

We have concluded that these material weaknesses arose because, as a private company, we did not have the necessary business processes, systems, personnel and related internal controls. During the year ended December 31, 2019, we began to undertake measures to address material weaknesses in our internal controls. In particular, we (i) engaged an outside advisory and consulting firm with expertise in preparation of financial statements and account reconciliations; (ii) developed and documented our accounting policies; and (iii) hired a Chief Financial Officer. During the nine months ended September 30, 2020, we have taken steps to remediate these material weaknesses, including:

•	engaged an outside advisory and consulting firm with expertise in evaluating and remediating material weaknesses in internal control over financial reporting;

•	implemented a quarterly financial close checklist; and

•	established a disclosure committee that meets quarterly in advance of the filing of our Quarterly and Annual Reports.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2020, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting , except as noted above and taking into account Mr. Bordes’ resignation as Chief Executive Officer on October 31, 2020 Also effective October 31, 2020, the Company’s board of directors appointed Mr. Roberts as Interim Chief Executive Officer of the Company, including for the purposes of providing certifications regarding the Company’s disclosure controls and procedures.

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

On October 6, 2017, the Company entered into a Master Service Agreement for Buyers and Sellers, and an “Engage Buyer Addendum”, with Engage BDR, LLC whereby the Company could gain access to the Engage BDR, LLC proprietary trading technology platform in order to both offer and purchase inventory for the placement of ads. On August 31, 2018, Engage BDR, LLC filed suit against the Company (Engage BDR, LLC v. Kubient, Inc., Los Angeles County Superior Court Case No. SC129764) setting forth claims of breach of contract, unjust enrichment, quantum meruit, accounts stated, and breach of implied covenant of good faith and fair dealing. On November 14, 2018, Engage BDR, LLC obtained a summary default judgment against the Company for $35,936. A Writ of Execution was issued against the Company in the amount of $40,997 on April 16, 2020. On June 12, 2020, the Company filed a motion to vacate the default judgment and the Court granted the motion on August 25, 2020. On August 26, 2020, the Company made a settlement offer of $10,000, however, that settlement offer was rejected by Engage BDR, LLC. On September 24, 2020, the Company filed a motion to quash the summons that was served. The motion requests dismissal of the lawsuit on the grounds California courts do not have jurisdiction over the Company. The Court has set a January 7, 2021 hearing on the motion.

On May 8, 2018, the Company entered into a Master Services Agreement with AdKernel, LLC whereby AdKernel, LLC would provide the Company with certain exchange integration services in order to assist the Company in the purchase and placement of ads. On November 25, 2019, AdKernel LLC filed suit against the Company (AdKernel, LLC v. Kubient, Inc., Superior Court of California, County of Los Angeles, Case No. 19-STLC-10891) in an effort to collect outstanding payables due under such Master Services Agreement in the amount of $20,764. On April 21, 2020, the Company made a settlement offer to pay $20,000 within 90 days of execution of a settlement agreement, however, that settlement offer was rejected by Adkernel LLC. As of the date of filing, the parties had not executed a settlement agreement. On May 28, 2020, the Company filed a motion to dismiss AdKernel LLC’s lawsuit. On October 22, 2020, the Court rejected the Company’s motion to dismiss.

In March 2019, the Company entered into a binding letter of intent (“LOI”) to acquire substantially all of the assets of Aureus Holdings, LLC d/b/a Lo70s (“Lo70s”). In connection with this LOI, the Company made a good faith deposit of $200,000. Subsequently, during the diligence phase of the LOI it became apparent that Lo70s’ projections were grossly inaccurate and misstated. Diligence inquiries made to Lo70s on this subject continuously went ignored. As a result, the Company allowed the LOI to expire under its own terms. In connection with this expiration, the Company recently was served with a complaint by Lo70s (Aureus Holdings, LLC d/b/a Lo70s v. Kubient, Inc., et al., Superior Court of Delaware, Case No. N20C-07-061), which names the Company and three individuals, Peter A. Bordes, Jr., Paul Roberts and Philip Anderson (a former consultant to the Company) as defendants. The complaint alleges breach of contract on the expired LOI and other claims and seeks $5,000,000 in damages, without providing information or support as to how the alleged damages are calculated.  The Company believes that Lo70s’ claim has no merit, and wholly and completely disputes Lo70s’ allegations therein.  The Company has retained additional legal counsel in Delaware in order to defend the action vigorously. On August 31, 2020, the Company filed its answer to Lo70’s complaint on the contract claims, and moved to dismiss the unjust enrichment and tortious interference claims alleged by Lo70s for failure to state a claim. The individual defendants named in the claim moved to dismiss all of Lo70’s claims based on lack of personal jurisdiction and failure to state a claim. There is currently no argument date for these motions. On August 31, 2020, the Company also filed a counterclaim denying all allegations made by Lo70s and pursuing the Company’s claims of its own against Lo70s’ and its affiliates, including claims for fraudulent inducement and breach of contract. Lo70s has requested until October 12, 2020 to respond to the Company’s counterclaim and motion to dismiss. The Court has set a January 15, 2021 hearing date on the Company’s motion to dismiss. On October 7, 2020, the Company submitted a discovery request to L070s and Lo70s served the Company a discovery request on October 16, 2020.

Apart from the foregoing legal proceedings, from time to time, we may be subject to various other legal proceedings and claims that are routine and incidental to our business. Although some of the legal proceedings set forth herein may result in adverse decisions or settlements, Management believes that the final disposition of such matters will not have a material adverse effect on our business, financial position, results of operations or cash flows.

In addition, two material legal proceedings were terminated during the period covered by this Quarterly Report on Form 10-Q:

On July 25, 2018, the Company entered into a secured business loan agreement to pay WebBank the principal amount of $100,000, plus interest, over the course of 39 weekly payments of principal and interest in the amount of $2,977 (the “WebBank Loan”). The WebBank Loan is secured by present and future accounts, receivables, chattel paper, deposit accounts, personal property, assets and fixtures, general intangibles, instruments, equipment and inventory, and was personally guaranteed by Paul Roberts, our Chief Strategy Officer, President and Chairman. During the three months ended September 30, 2020, the Company paid a total of $20,000 in full satisfaction of the matter.

On November 12, 2019, the Company received a summons from the Palm Beach County Circuit Court of Florida in connection with a civil action filed by Bright Mountain Media, Inc. against the Company in the aggregate amount of $207,502 ($132,502 for breach of contract and $75,000 for default under a promissory note). On May 13, 2020, the parties reached a settlement agreement that requires the Company to make aggregate payments to the plaintiff of a total of $135,000, which is due in seven (7) installments between May 20, 2020 and October 20, 2020. If the Company pays a total of $125,000 by September 15, 2020, the total amount due is automatically reduced to $125,000. In the event the Company fails to make timely payments and the default is not cured by the conclusion of the specified grace period, the plaintiff shall be entitled to the entry of a final judgment against the Company in the amount of $240,000, less any and all payments made. During the nine months ended September 30, 2020, the Company paid a total of $125,000 in full satisfaction of the matter.

Item 1A. Risk Factors.

Not applicable to smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

On November 9, 2020, the Company granted a ten-year option to purchase 20,000 shares of common stock at an exercise price of $2.81 per share to Asaf Weitzman, the Company’s controller, under the 2017 Equity Incentive Plan. The shares vest over a four-year period, with 5,000 shares vesting on November 9, 2021 and the remaining 15,000 shares vesting ratably on a monthly basis over the remaining three-year period. The foregoing securities were issued in reliance upon an exemption from registration pursuant to Rule 701 promulgated under the Securities Act.

Use of Proceeds

On August 11, 2020, the SEC declared effective our Registration Statement on Form S-1 (File No. 333-239682), as amended, filed in connection with the initial public offering of our Units. Pursuant to the Registration Statement, we registered the offer and sale of up to $12,500,000 of our Units. Each Unit consisted of one share of our common stock and one warrant to purchase one share of our common stock. On August 14, 2020, we consummated our IPO of 2,500,000 Units at a price of $5.00 per Unit.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosure.

Not applicable.

Item 5. Other Information.

There is no other information required to be disclosed under this item which was not previously disclosed.

Item 6. Exhibits

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Filing Date	Exhibit Number
10.1	Separation and Consulting Agreement with Peter A. Bordes, Jr. dated October 31, 2020	8-K	November 6, 2020	10.1

31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)				X

101.ins	XBRL Instance Document				X

101.sch	Inline XBRL Taxonomy Schema Document				X

101.cal	Inline XBRL Taxonomy Calculation Linkbase Document				X

101.def	Inline XBRL Taxonomy Definition Linkbase Document				X

101.lab	Inline XBRL Taxonomy Label Linkbase Document				X

101.pre	Inline XBRL Taxonomy Presentation Linkbase Document				X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KUBIENT, INC.

Dated: November 13, 2020	/s/ Paul Roberts
Paul Roberts
Interim Chief Executive Officer (principal executive officer)

Dated: November 13, 2020	/s/ Joshua Weiss
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