Form 10-K
period 2020-12-31
Kubient, Inc.
filed 2021-03-30
CIK 1729750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 001-39441

KUBIENT, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	82-1808844
State or Other Jurisdiction of Incorporation or Organization	I.R.S. Employer Identification No.

228 Park Avenue South, Suite# 72602 New York, NY	10003-1502
Address of Principal Executive Offices	Zip Code

               800-409-9456

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock Common Stock Purchase Warrants	KBNT KBNTW	Nasdaq Nasdaq

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐    No ☒

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐    No ☒

There was no aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based upon the closing price of common stock on the last business day of the most recently completed second fiscal quarter, June 30, 2020, as the Company was not public at that time. The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based upon the closing price of common stock on March 23, 2021 was approximately $82,863,825. Shares of voting stock held by each executive officer, director and 10% stockholders have been excluded from this calculation. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 23, 2021, there were 13,873,510 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

TABLE OF CONTENTS

USE OF MARKET AND INDUSTRY DATA

This Annual Report on Form 10-K includes market and industry data that we have obtained from third-party sources, including industry publications, as well as industry data prepared by our management on the basis of its knowledge of and experience in the industries in which we operate (including our management’s estimates and assumptions relating to such industries based on that knowledge). Management has developed its knowledge of such industries through its experience and participation in these industries. While our management believes the third-party sources referred to in this Annual Report on Form 10-K are reliable, neither we nor our management have independently verified any of the data from such sources referred to in this Annual Report on Form 10-K or ascertained the underlying economic assumptions relied upon by such sources. Furthermore, internally prepared and third-party market prospective information, in particular, are estimates only and there will usually be differences between the prospective and actual results, because events and circumstances frequently do not occur as expected, and those differences may be material. Also, references in this Annual Report on Form 10-K to any publications, reports, surveys or articles prepared by third parties should not be construed as depicting the complete findings of the entire publication, report, survey or article. The information in any such publication, report, survey or article is not incorporated by reference in this Annual Report on Form 10-K.

TRADEMARKS, TRADE NAMES AND SERVICE MARKS

“Kubient” and other trademarks or service marks of Kubient, Inc. appearing in this registration statement are the property of Kubient, Inc. The other trademarks, trade names and service marks appearing in this Annual Report on Form 10-K are the property of their respective owners. Solely for convenience, the trademarks and trade names in this Annual Report on Form 10-K are referred to without the ® and ™ symbols, but such references should not be construed as any indicator that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto.

i

OTHER PERTINENT INFORMATION

On August 6, 2020, we filed a certificate of amendment to our amended and restated certificate of incorporation with the Secretary of State of the State of Delaware to effectuate a one-for-nine (1:9) reverse stock split of our common stock without any change to its par value. Such amendment became effective on upon such filing. No fractional shares were issued in connection with the reverse stock split as all fractional shares were rounded up to the next whole share. Unless otherwise noted herein, all share and per share amounts of our common stock listed in this Annual Report on Form 10-K have been adjusted to give effect to the reverse stock split.

Unless the context otherwise indicates, when used in this Annual Report on Form 10-K, the terms “Kubient” “we,” “us,” “our,” the “Company” and similar terms refer to Kubient, Inc., a Delaware corporation and its wholly-owned subsidiary, Fidelity Media, LLC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of the federal securities laws, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. All statements of historical fact included in this report regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “may,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. These forward-looking statements are based on management’s current beliefs, based on currently available information, as to the outcome and timing of future events. Forward-looking statements contained in this report include, but are not limited to, statements about:

•	our future financial performance, including our expectations regarding our revenue, annual recurring revenue, gross profit or gross margin, operating expenses, ability to generate cash flow, revenue mix and ability to maintain future profitability;

•	our beliefs regarding the possible effects of the widespread domestic and global impact of the COVID-19 pandemic, including on general economic conditions, public health, and consumer demand and financial markets, as well as our results of operations, liquidity, capital resources, and general performance in the future;

•	our expectations regarding the potential for forgiveness of PPP loans;

•	anticipated trends and growth rates in our business and in the markets in which we operate;

•	our ability to maintain and expand our customer base;

•	our ability to sell our platform, KAI as a stand-alone product, and expand internationally;

•	our ability to anticipate market needs and successfully develop new and enhanced solutions to meet those needs;

•	our ability to hire and retain necessary qualified employees to grow our business and expand our operations;

•	the evolution of technology affecting our platform; and

•	our ability to adequately protect our intellectual property.

We caution you that the foregoing list may not contain all of the forward-looking statements made in this report.

You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this report primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described elsewhere in this report. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this report. We cannot assure you that the results, events and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.

ii

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

“Omni-channel marketing” means marketing that is intended to reach target consumers across all advertising channels — mobile, video, desktop, and more — within the context of how the specific customer has interacted with a brand (for example, those first seeing an ad about a brand they have never experienced will receive a different message from those who have engaged with that brand a number of times).

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

PART I

ITEM 1. BUSINESS

Overview

Kubient, a Delaware corporation, was incorporated in May 2017 to solve some of the most significant problems facing the global digital advertising industry.

Our experienced team of marketing and technology veterans has developed the Audience Cloud, a modular, highly scalable, transparent, cloud-based software platform for real-time trading of digital, programmatic advertising. Our platform’s open marketplace gives both advertisers (ad space buyers) and publishers (ad space sellers) the ability to use machine learning in the most critical parts of any programmatic advertising inventory auction, while simultaneously and significantly reducing those advertisers and publishers’ exposure to fraud, specifically in the pre-bid environment.

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

Furthermore, we believe that our technology allows advertisers to reach entire audiences rather than buying single impressions from disparate sources. We call this approach Audience-Based Marketing. Combining this approach with our proprietary solutions for fraud prevention and the reduction of latency in auctions, we are confident that we are poised to alter the status quo as the next generation of the industry’s advertising inventory auction infrastructure.

What We Do: Audience-Based Marketing on Our Full Stack Platform

Our Audience Cloud’s platform enables advertisers and publishers to transact directly between each other on an open, end to end real-time bidding platform for programmatic digital advertising. The advertising inventory on our platform is available in any channel: desktop, mobile, digital out-of-home, and connected devices; and in any format: video, display, audio, and native. Indeed, we believe our single, fully integrated audience platform provides a comprehensive, fraud-minimized, transparent, independent advertising marketplace that facilitates intelligent decision-making, and automated transaction execution for the programmatic advertising industry. We optimize the liquidity and effectiveness of the advertising supply chain, increasing revenue for publishers and improving return on investment for advertisers.

Our platform offers a machine learning-powered fraud prevention solution, extremely low latency times and an audience management platform which provides omni-channel access into all advertising channels, inventory and ad formats. Thanks to our management and development teams’ deep experience with artificial intelligence applications, our platform is constantly self-optimizing, using our software’s ability to analyze and learn from vast volumes of data. We are confident that the additional data we obtain from the volume of transactions on our platform helps to make our machine-learning algorithms more intelligent over time.

Advertising is sometimes defined as the transfer of a message from one party to another for the purpose of education, motivation or suggestion. Advertisers who pay to send a message, should be confident that it arrives to the individual it was intended for and delivers its expected outcome. Our solution consistently ensures this is the case, by verifying each and every message and intended audience. As a result, we believe that we process, analyze and connect billions of audience participants and devices faster and more efficiently than the industry standard.

Digital Advertising Fraud Solution: Machine Learning Combined with Artificial Intelligence

Thanks to advances in technology, the advertising inventory that is bought and sold in these real time auctions during the bid stream is customized to each individual viewer. This viewer customization is often called programmatic advertising, a new form of advertising where advertisers are able to specifically target their preferred audiences and demographics (rather than placing ads in generic public forums such as billboards or during live events, in hopes that the coveted audience or demographic sees the ad). According to eMarketer, digital advertising is one of the fastest growing sectors in the advertising industry, which is expected to reach $526 billion by 2024; rising from $325 billion in 2019. Digital programmatic advertising’s reach includes channels such as online, mobile browsing, in-app, text messages, “out of home” video advertising (in locations such as gas stations and airports) and digital or internet television services. The explosive growth of programmatic digital advertising has created unique challenges for advertisers and publishers that want to connect and engage their audiences. One of the primary challenges facing the digital advertising industry is that, like the meteoric growth of digital advertising itself, fraud is also growing rapidly. Despite attempts by advertisers and publishers to prevent fraud and conduct quality assurance checks, both Forrester Research and Juniper Research estimates that the losses experienced by advertisers will more than double to $100 billion in 2023, with advertisers losing an estimated 25% of every dollar spent due to fraud.

Digital advertising fraud occurs when an ad is displayed to a fake website or Bot in an effort to falsely inflate web traffic numbers, rather than being displayed to a legitimate web site to be viewed by a human being. An advertiser that pays for an ad that is displayed to a Bot has wasted the budget spent for the placement of that ad, as it is human beings that might spend money on the product or service being advertised, as opposed to a Bot. Thus, brands and advertisers that cannot prevent their ads being shown to Bots become victims to the billions of dollars lost to ad fraud annually, as calculated by Juniper Research and Forrester Consulting.

We believe that digital advertising fraud is further exacerbated by the fact that our industry is increasingly fragmented. The most popular solutions that have emerged in the marketplace for selling digital advertising are not connected to the solutions used by industry participants for purchases of digital advertising. In other words, advertisers use DSPs to purchase digital advertising, whereas publishers use completely different platforms called SSPs to sell advertising space to those advertisers. Therefore, advertisers may not know who is selling them advertising inventory, and publishers may not know who is purchasing such inventory. With the two sides of any auction not connected, and likely not communicating with each other across different platforms, it is difficult to assign responsibility to tracking down fraud after an ad sale has already occurred. We have created a marketplace where advertisers and publishers can interact directly. This layer of direct transparency allows advertisers to more efficiently identify ad fraud, and to ensure that they are only buying advertising space that delivers the expected value of a particular campaign. Furthermore, fraud prevention is also fragmented as a result of advertisers and publishers using different platforms to conduct digital advertising auctions. Indeed, many DSPs and SSPs do not even have built-in fraud prevention solutions, instead relying on third parties to identify ad fraud after an ad is displayed. Our internally-developed fraud prevention solution is native to our platform and detects fraud before the digital advertising auction is concluded.

As a result of the fragmented, complex and inefficient infrastructure currently in use for programmatic advertising, fraud is rampant in the digital advertising marketplace. Bad actors’ use of fake websites and Bots to sell advertising space costs advertisers billions of dollars a year. A large part of the reason that widespread fraud runs rampant in the digital advertising industry is that current machine learning and fraud prevention solutions in our industry can only identify such fraud after an ad purchase has already occurred. We believe it is much harder to stop fraud when trying to catch perpetrators after the fraud has already occurred because the fraudsters have the ability to completely change the fingerprint of the Bot, which allows it to reenter the ecosystem and commit fraud again.

We believe it is more effective to stop fraud before it occurs than trying to catch perpetrators after the fraud has already occurred. Thus, we have developed what we believe to be the first machine learning technology that can detect fraud within the 300-millisecond window known as the “bid stream” prior to ad purchases. Our platform’s fraud detection solution, called Kubient Artificial Intelligence (“KAI”) is our patent-pending proprietary technology that uses artificial intelligence to analyze live advertising bid stream data to detect potential ad fraud, a major issue within the digital advertising ecosystem. KAI’s proprietary technology allows all advertisers to make better-informed, real-time decisions within this brief window of time by identifying potentially fraudulent activity in real-time. KAI is trained using different statistical and machine learning algorithms and is capable of detecting various types of fraud, including user fraud, device fraud, content fraud and heuristic fraud. KAI analyzes 100% of real-time programmatic data and industry-specific information to determine patterns and data points consistent with fraudulent activity, helping advertisers maximize return on ad spend and protecting publishers. KAI is fully integrated into Kubient’s Audience Cloud marketplace, or alternatively, can be deployed as a standalone application or enterprise solution on third party real time bidding platforms. See “Customers and Revenues” below for a description of the successful beta testing of KAI that occurred during the quarter ended March 31, 2020.

Latency Solution: Machine Learning

We believe that our platform allows us to process digital advertising auctions faster than the competition. Faster auctions ensure that ad campaigns create more impressions that are seen by consumers, as consumers are less likely to become frustrated by slowly loading websites or apps (which normally results in consumers leaving such websites or apps before the ad is displayed).

To substantially reduce and minimize latency issues across our fully integrated open marketplace, we use a highly-specialized programming language originally designed to be used in extremely fast (but highly dependable) digital telephone communications switches, as well as quant-based speed trading of securities on Wall Street. In addition, our platform’s proprietary machine-learning algorithms, sophisticated data processing, high volume storage, detailed analytics capabilities, and a distributed infrastructure that supercharges our bidding process and helps our customers place, and win, more bids for advertising space. We believe we are transforming the digital advertising industry by analyzing billions of data points in record real time speed to enable our solution to make complex decisions in milliseconds, and to execute over 1 million queries per second, billions of transactions per week and trillions of bid requests per month.

Additional Platform Functionalities

Not only do we believe our platform works faster, more efficiently and more safely in terms of fraud than our competition, we also believe that it provides added functionality over our competitors, such as real time reporting of ad sales, and an open audience marketplace which enables publishers, including websites, mobile applications, video and other digital media properties, to connect their advertising inventory more efficiently and effectively to buyers across the entire advertising ecosystem, including brands, DSPs, ad networks and advertising agencies.

In addition, our platform’s functionality allows us to quickly adapt to emerging media channels that might have been previously overlooked by the digital marketing ecosystem. For example, outdoor advertising, often referred to as out of home media, such as billboards, bus-stop shelters, public elevators, airport monitors and gas station pump placards, has not traditionally been connected to digital advertising sources. However, these traditional forms of out of home media are increasingly being converted to digital signage. Unlike their traditional out of home counterparts, these updated digital signs, often referred to as digital out of home (“DOOH”) media, can display programmatic advertising, such that all of the advantages of our Audience Cloud can be applied to this rapidly proliferating media channel. By allowing brands, DSPs, ad networks, advertising agencies and brands to bid on DOOH publishers’ inventory in real-time, just as if DOOH screens were video screens on a desktop computer or mobile device, our Audience Cloud will allow advertisers to scale campaigns across new and thriving media channels, thereby maximizing inventory fill rates and increasing the audiences that advertisers may target by digital means.

Intellectual Property

We have filed two provisional patents, one relating to our inventory and decision management system that allows DOOH media buying agencies to purchase ads on our programmatic and real-time-bidding marketplace, and one relating to our KAI real time, digital advertising fraud prevention solution. In addition, we have filed five trademark applications relating to our brand name, corporate logos and KAI solution.

Customers and Revenue

We provide our customers with a platform to connect advertisers and publishers. Generally, our revenue generation process begins with publishers. When a publisher aims to fill the available advertising space on its website or app, we typically enter into a twelve-month master service agreement allowing the publisher to sell advertising inventory through our platform. Once the publisher executes our master service agreement and is accepted onto our platform, the publisher is allowed to electronically communicate with our platform through its ad server, in order to provide us information about the publisher’s advertising inventory, user base, minimum sale prices and other data signals, as applicable. We also enter into master service agreements to allow third-party exchanges that aggregate publishers’ available advertising inventory to sell such inventory on our platform. As we believe fee transparency is a key element to the success of our platform, we never buy advertising inventory in order to resell it to our customers for a profit. Instead, we earn a mark-up, which is the spread between what we collect from advertisers and what we remit to publishers. We only pay for inventory when an advertiser is connected to a publisher and an impression is successfully delivered. We sometimes refer to the amount we pay publishers for inventory upon the delivery of an impression as “cost pay.” As described further below, cost pay is generally lower than what advertisers ultimately spend to have their ad impression delivered on a publisher’s website or app.

We also typically enter into twelve-month master service agreements with advertisers that wish to purchase advertising inventory, either on our platform or through their DSP. Our proprietary algorithms use the industry information available (from advertisers, publishers, third parties and our own internal database) to automatically target and bid on publishers’ inventory to meet an advertiser’s campaign objective. We generate revenue from advertisers by charging them fees on a sliding scale based on a percentage of their spend on advertising purchased through our platform, the total of which we sometimes refer to as “gross spend.”

Thanks to the speed of our platform, the matching of publisher and advertiser occurs in fractions of a second, within the short time frame of the bidstream. We recognize revenue upon the completion of each matching transaction, at the moment when an impression has been delivered to the consumer viewing a website or application. We generally bill and collect the full purchase price of impressions from advertisers, unless the advertiser pays through its DSP, in which case the DSP is the entity that pays our fees. In either case, our gross revenue from each impression is equal to gross spend minus cost pay.

We consider our customers to be those that generate revenue during the period and is a mix of direct publishers, third-party exchanges that aggregate both publishers’ available advertising inventory and advertising budgets, along with direct advertisers and advertising agencies. Further, the Company’s definition of “customer” encompasses advertisers that purchased even a single impression on the Company’s platform during the period, not just advertisers that signed a twelve-month master service agreement.

We believe that growth of the programmatic advertising market is important for our ability to continually grow our business. Adoption of programmatic advertising by advertisers allows us to acquire new customers and grow revenue from existing customers. We also believe that current industry trends will lead more advertisers to seek out a better fraud prevention solution to protect their advertising budgets, such as the one offered on our platform.

Similarly, we believe that the adoption of programmatic advertising by unique advertising inventory owners, such as digital out of home content providers for which we have developed a unique solution, will allow us to expand the volume and type of advertising inventory that we present to advertisers using our platform.

During the quarter ended March 31, 2020, we allowed two large enterprise clients to beta test KAI in a live isolated environment. We were able to successfully ingest hundreds of millions of rows of data in real-time and provide our clients the ability to prevent the purchase of non-human or fraudulent advertising traffic. The results from the two beta clients indicated that KAI was identifying and preventing approximately 300% more digital ad fraud then the clients’ current partners. The large volume of data ingested helped to improve our proprietary algorithms including the supervised and unsupervised version. This was invaluable as it provided us an opportunity to stress test our ability to handle large scale, concurrent input of data into our system which is then analyzed using our patent-pending proprietary machine learning technology. While KAI was monetized in the first quarter during beta testing, it was made available as a stand-alone enterprise product in the third quarter of 2020.

Our net revenue of $177,635 for the year ended December 31, 2019 was generated from 49 customers, and our net revenue of $2,900,029 for the year ended December 31, 2020 was generated from 41 customers. The increase in net revenue from 2019 to 2020 was primarily due to approximately $1,300,000 of revenue generated in connection with beta testing of KAI, our fraud detection service, which commenced during the first quarter of 2020, as well as approximately $1,496,000 of net revenue generated from The Associated Press, which was a new customer during 2020. Our net loss was $4,132,873 for the year ended December 31, 2019 and our net loss was $7,806,943 for the year ended December 31, 2020. Based on the growth strategy set forth below, we contemplate that our revenues will continue to increase for 2021 and beyond and will also continue to become less concentrated among a small number of customers.

Growth Strategy

Organic Growth

The key elements of our long-term growth strategy are as follows:

•	Enhancing our existing auction technology to improve adoption among publishers and advertisers, which we expect will increase our revenue.

•	Further developing our fraud prevention system, which is powered by our proprietary KAI machine learning technology, which was made available as a stand-alone enterprise product in the third quarter of 2020.

•	Growing our customer base by increasing our salesforce to engage brands, agencies, website owners, app owners and other connected device owners, to facilitate marketplace participation. This will allow us to reach more audiences and garner larger budgets, growing our revenue and building long lasting customer relationships.

•	Launching and scaling our reach with advertisers by introducing real-time auctions into a previously static corners of the marketplace, such as digital out of home channels, allowing for video advertising at gas stations, hotels and airports.

•	Further developing our Audience Cloud platform to improve omni-channel relevance, and personalization at scale.

•	Further diversifying both our products and revenue streams to include stand-alone applications that address advertisers’ business needs, such as KAI for real time fraud prevention, first party data hosting, and audience targeting solutions.

•	Increasing our global footprint across the globe, especially in Latin America, Asia-Pacific, Europe, the Middle East and Africa.

M &A Growth

In addition to the long-term, organic growth discussed above, we intend to opportunistically acquire companies that expand our core technologies and introduce the Company to potential new client bases that are potentially accretive to the Company’s future earnings.

Industry Overview

Most consumers are unaware that when they browse a webpage, watch a video on the internet, use a mobile app or watch an internet-connected TV, there is often a behind-the-scenes auction for the purchase and sale of digital advertising space as the consumer’s desired content loads. In such auctions, advertisers (i.e., ad space buyers, such as sporting goods or consumer products manufacturers) purchase advertising space from publishers (i.e., ad space sellers, such as mobile app developers or website operators). Advertisers bid on each impression and if the bid is won, the ad is displayed on the publisher’s website or app being viewed by the consumer.

As the technology behind these auctions began to develop, traditional methods of digital advertising were used, where manual negotiations conducted by human brokers played a vital role in deciding the prices of digital advertising inventory to be bought and sold. Similarly, human brokers sought to place ad inventory in the digital equivalents of traditional public forums such as billboard-like banner ads or during digitally-broadcast sporting events, in hopes that the largest audience possible might see an ad.

However, in recent years, the technology behind these auctions has changed dramatically. Now, “real time bidding” has become an automated process that enables the buying and selling of individual impressions for each digital ad in milliseconds. In the blink of an eye, real time digital auctions determine what ad will display, where the ad will be displayed and what price the advertiser has to pay to the publisher for displaying the ad. The real time auction process is currently in the process of completely replacing the role of a human broker, by automating the buying and selling of ad space in a 300 millisecond window called the “bid stream.”

Another significant challenge facing participants in the digital marketing industry is the problem of latency, or loading wait times. Existing participants in the digital advertising marketplace have invested billions of dollars in large and cumbersome system infrastructures that are costly and slow by today’s standards. Their outdated infrastructure has caused hundreds of companies to provide a patchwork of solutions to address the slow and costly nature of the current digital advertising infrastructure that we believe are ineffective when compared with our solution. As a result of this patchwork of solutions, we believe the digital advertising marketplace has become complex and inefficient, with relatively long delays before an ad is displayed becoming commonplace. These delays often result in a user leaving a website or smartphone app before the advertiser’s content loads. If the user does not view the ad which the advertiser paid to place on the publisher’s website or app, then the advertiser has wasted the budget spent for the placement of that ad.

The problem of ineffective digital advertising has created large-scale lost revenue in our industry. In their 2020 “Not Another State of Marketing Report”, Hubspot states that only 61% of marketers believe their marketing strategy is effective. Furthermore, 40% of marketers say proving their ROI of their marketing activities is their top marketing challenge, with over 10% indicating that they are unable to measure the ROI of their digital advertising campaigns. Given that ROI is generally the main driver of digital advertising decision making, the inability to calculate it correctly, or at all, will continue to perpetuate the ineffective digital advertising environment.

Competition

We derive our revenue from the digital advertising market, which is rapidly evolving, highly competitive, complex and fragmented. We currently compete for advertising spend with large, well-established companies as well as smaller, privately-held companies. Some of our larger competitors with more resources may be better positioned to execute on advertising campaigns conducted over multiple channels such as social media, mobile and video, yet we provide unique channels not found in the digital advertising market typically, such as the true programmatic DOOH auctions we perform. We believe that this, coupled with our other capabilities, will allow us to keep step with the larger competitors in the short term and surpass them in the long term.

While the majority of the market is dominated by two companies, Facebook and Google, we do not consider them to be our competitors. Our growth is focused in the rest of the available market and there are many companies who compete with us for that share. The Trade Desk is one of our fastest growing competitors for brand and advertiser budgets with a solid foundation and strong cash flow and client base. Their product known as a Demand Side Platform competes with our own Demand Side Platform however, we believe our platform has key advantages, such as built-in proprietary fraud prevention, direct publisher connections, a Supply Side Platform and a centralized auction hub. These advantages, in our opinion, provide us with more leverage when approaching advertisers and requesting budget. There are other platforms and exchanges that can be considered a competitor to one or more of our products as well.

A substantial majority of our competitors are significantly larger than we are and have more capital to invest in their businesses however they operate on technology we consider to be outdated and inferior to our newer more agile technology. Competitors could also seek to gain market share by reducing the prices they charge to advertisers, introducing products and solutions that are similar to ours or introducing new technology tools for advertisers and digital media properties, yet the failure of these competitors to offer transparency on pricing as we do is likely to reduce or negate such impact. Moreover, increased competition for video advertising inventory from digital media properties could result in an increase in the portion of advertiser revenue that we must pay to digital media property owners to acquire that advertising inventory which is beneficial to us as our technology offers a more efficient auction thus allowing us to reduce cost for advertisers and increase revenue for publishers.

Some large advertising agencies that represent advertising customers have their own relationships with digital media properties and can directly connect advertisers with digital media properties. Our business will suffer to the extent that our advertisers and digital media properties purchase and sell advertising inventory directly from one another or through other companies that act as intermediaries between advertisers and digital media properties. Other companies that offer analytics, mediation, ad exchange or other third-party solutions have or may become intermediaries between advertisers and digital media properties and thereby compete with us. Any of these developments would make it more difficult for us to sell our solutions and could result in increased pricing pressure, reduced profit margins, increased sales and marketing expenses or the loss of market share.

Other companies that offer analytics, mediation, ad exchange or other third-party solutions have or may become intermediaries between advertisers and digital media properties and thereby compete with us. Despite this, we believe that they do not offer a full software suite like us, as such, the long-term effect of any interruption caused by such companies will be limited.

Our fraud prevention solution competes with the small landscape of other fraud prevention companies such as WhiteOps, Double Verify and Integral Ad Science. However, we believe that our product is the only product in this space that has patent pending technology allowing it to perform instream prevention as opposed to the landscapes standard.

Sales and Marketing

Given our self-serve business model, we focus on supporting, advising and training our customers to use our platform independently as soon as they are ready to transact. There is an element of education about our platform that requires us to invest in sales and marketing programs and personnel to grow our business. We focus our efforts to build this awareness through trade shows and sponsored events.

As of March 23, 2021, our sales and marketing team consisted of 5 employees. The team employs a consultative approach to both new and existing customers. Once a new customer has access to our platform, they work closely with our customer service teams as they onboard the new customer and provide continuous support throughout the early campaigns. Typically, once a customer has gained some initial experience, it will move to a fully self-serve model and request support as needed.

Seasonality

Our cash flows from operations vary from quarter to quarter due to the seasonal nature of advertiser spending. For example, many advertisers devote a disproportionate amount of their advertising budgets to the fourth quarter of the calendar year to coincide with increased holiday purchasing. Indeed, in digital advertising, seasonal downswings typically occur at the start in January (the beginning of the calendar year) and October (the beginning of the fiscal year for many companies). Upswings occur in December (the end of the calendar year) and September (the end of the fiscal year for many companies). This is due to the timing of when budgets are negotiated and distributed. Other swings occur around holidays, and other large consumer focused events such as Black Friday and Cyber Monday.

Platform Development

Part of our dedication to innovation means that we are constantly improving our platform, with new features and products being routinely released. We empower our development teams by encouraging them to release updated features and increase functionality fast and often. As a company, we are always exploring new and better ways to continuously improve the performance of our technology. Our development teams are intentionally lean and nimble in nature, providing for transparency and accountability. As an example, our software developers are currently in the process of building out a self-serve DSP for advertisers to use within the Audience Cloud.  This will allow advertisers and agencies to buy media directly from our audience partners so they don't have to use a third-party DSP. This will provide the advertisers with more working media, while simultaneously offering more autonomy by in-housing their media buying process.

Another example of our recent platform efforts is the development of our DOOH advertising solution, which is focused on marketing to consumers when they are “out of home” and “on the go” in public places, in transit, and/or in specific commercial locations such as airports, beauty salons, and gas stations. According to Statista.com, the global DOOH market was $29.7 billion in 2020, and is expected to reach USD $37.1 billion by 2022.

While this traditional advertising vertical has been transforming into being digitized. It has significantly lagged the other digital channels by not being connected to the open real-time bidding ecosystem of buyers, making it difficult to buy and sell at scale, causing media inventory to not be monetized effectively, and significant budgets not being spent.

We believe that we have solved one of the biggest challenges in the DOOH channel with our proprietary patent pending technology that introduces real time bidding to the DOOH industry. Enabling the DOOH industry to connect to the real-time digital advertising ecosystem will open a whole new channel to digital advertisers, allowing them the ability to place advertising on DOOH screens along with all the other channels already available for digital ads on websites and mobile devices.

Privacy and Data Protection Regulation

Privacy and data protection legislation and regulation play a significant role in our business. We and our customers use non-identifiable data about Internet users collected through our platform to manage and execute digital advertising campaigns in a variety of ways, including delivering advertisements to Internet users based on their particular geographic locations, the type of device they are using, or their interests as inferred from their web browsing or app usage activities. We do not use this data to identify specific individuals, and we do not seek to associate this data with information that can be used to identify specific individuals. We take steps not to collect or store personally identifiable information, or personal data. The definitions of personally identifiable information and personal data, however, vary by jurisdiction and are evolving. As a result, our platform and business practices must be assessed regularly in each jurisdiction where we do business to avoid violating applicable legislation and regulation.

In the United States, both state and federal legislation govern activities such as the collection and use of data by companies like us. Digital advertising in the United States has primarily been subject to regulation by the Federal Trade Commission, or the FTC, which has primarily relied upon Section 5 of the Federal Trade Commission Act, which prohibits companies from engaging in “unfair” or “deceptive” trade practices, including alleged violations of representations concerning privacy protections and acts that allegedly violate individuals’ privacy interests. Because our platform reaches users throughout the world, including Europe, Australia and Asia, some of our activities may also be subject to foreign legislation. As we continue to expand internationally, we will be subject to additional legislation and regulation, and these laws may affect how we conduct business.

Additionally, U.S. and foreign governments have enacted or are considering enacting legislation that could significantly restrict our ability to collect, augment, analyze, use and share data collected through cookies and similar technologies, such as by regulating the level of consumer notice and consent required before a company can employ cookies or other electronic tools to track people online. In the United States, the FTC has commenced the examination of privacy issues that arise when marketers track consumers across multiple devices, otherwise known as cross-device tracking. In the European Union, or EU, Directive 2009/136/EC, commonly referred to as the Cookie Directive, directs EU member states to ensure that accessing information on an Internet user’s computer, such as through a cookie, is allowed only if the Internet user has given his or her consent. In response, some member states have adopted and implemented, and may continue to adopt and implement legislation that impacts the use of cookies for online advertising. The EU also recently enacted the General Data Protection Regulation, which took effect in May 2018 and similarly restricts the collection and use of IP addresses, cookie identifiers, and device identifiers for advertising purposes.

In prior years, some government regulators and privacy advocates advocated vigorously for a Do Not Track standard that would allow Internet users to express a preference, independent of cookie settings in their browsers, not to have their online browsing activities tracked. In 2010, the FTC issued a staff report emphasizing the need for simplified notice, choice and transparency to the consumer regarding the collection, use and sharing of data, and suggested implementing a Do Not Track browser setting that would allow consumers to choose whether or not to allow tracking of their online browsing activities. All major Internet browsers have implemented some version of a Do Not Track setting. However, there is no commonly accepted definition of “tracking,” no consensus regarding what message is conveyed by a Do Not Track setting and no industry standards regarding how to respond to a Do Not Track preference. The World Wide Web Consortium chartered a “Tracking Protection Working Group” in 2011 to convene a multi-stakeholder group of academics, thought leaders, companies, industry groups and consumer advocacy organizations, to create a voluntary Do Not Track standard for the World Wide Web. The group has yet to agree upon a standard that has the backing of industry. On the state level, California amended its main privacy law, the California Online Privacy Protection Act, or CalOPPA, to require companies to declare in their privacy policies how they respond to Do Not Track signals or similar mechanisms, and Delaware enacted a similar requirement in the Delaware Online Privacy and Protection Act, or DOPPA. Neither CalOPPA nor DOPPA, however, requires any particular response to those signals.

Our Employees and Culture

As of March 23, 2021, we had 13 full time employees, and 15 consultants. None of our employees are represented by a union or parties to a collective bargaining agreement. We believe our employee relations to be good.

Corporate Information

Our mailing address is 228 Park Avenue South, Suite 72602, New York, New York 10003-1502. Our telephone number is (800) 409-9456.

Available Information

Our website, www.Kubient.com, provides access, without charge, to our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission (“SEC”). The information provided on our website is not part of this Annual Report and is therefore not incorporated by reference unless such information is otherwise specifically referenced elsewhere in this Annual Report. The SEC also maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding our company that we file electronically with the SEC.

Implications of Being an Emerging Growth Company

We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). For as long as we are an emerging growth company, unlike public companies that are not emerging growth companies under the JOBS Act, we will not be required to:

•	provide an auditor’s attestation report on management’s assessment of the effectiveness of our system of internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002 (the “Sarbanes Oxley Act”);

•	provide more than two years of audited financial statements and related management’s discussion and analysis of financial condition and results of operations;

•	comply with any new requirements adopted by the Public Company Accounting Oversight Board (the “PCAOB”) requiring mandatory audit firm rotation or a supplement to the auditor’s report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer;

•	provide certain disclosure regarding executive compensation required of larger public companies or hold stockholder advisory votes on the executive compensation required by the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”); or

•	obtain stockholder approval of any golden parachute payments not previously approved.

We will cease to be an emerging growth company upon the earliest of the:

•	last day of the fiscal year in which we have $1.07 billion or more in total annual gross revenues;

•	date on which we become a “large accelerated filer” (the fiscal year-end on which the total market value of our common equity securities held by non-affiliates is $700 million or more as of June 30);

•	date on which we issue more than $1.0 billion of non-convertible debt over a three-year period; or

•	last day of the fiscal year following the fifth anniversary of our initial public offering.

We have elected to take advantage of certain of the reduced disclosure obligations in this report, and may elect to take advantage of other reduced reporting requirements in future filings. As a result, the information that we provide to our stockholders may be different than you might receive from other public reporting companies in which you hold equity interests.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended, for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies.

Recent Updates

Public Offerings

On August 14, 2020, the Company consummated its Initial Public Offering (“IPO”) of 2,500,000 units (the “Units”) at a price of $5.00 per Unit, which resulted in aggregate gross and net proceeds of approximately $12.5 million and $10.6 million, respectively. Each Unit consisted of one share of common stock, par value $0.00001 per share and one warrant to purchase one share of common stock (the “Warrants”). The Warrants are exercisable immediately upon issuance and at any time up to the date that is five years from the date of issuance and will have an exercise price of $5.50 per share.

On August 14, 2020, the Company consummated the closing of a partial exercise of the over-allotment option granted to the underwriters in connection with its IPO to purchase 375,000 additional common stock purchase warrants at a price of $0.01 per warrant for aggregate proceeds of $3,750.

On August 14, 2020, in connection with its IPO, the Company issued to the underwriters warrants to purchase 125,000 shares of common stock at $6.25 per share. The warrants are exercisable at any time for cash or on a cashless basis during the four- and one-half year period commencing 180 days from the effective date of the Company’s registration statement. The underwriters’ warrants had an issuance date fair value of $225,850 that was recorded as a debit and credit to additional paid-in capital.

On December 28, 2020, the Company consummated a follow-on public offering (the “Follow-On Offering”) of 4,058,822 shares of common stock at a price of $5.10 per share for aggregate gross and net proceeds of approximately $20.7 million and $18.9 million, respectively, which such amounts include the full exercise by the underwriters of the over-allotment option to purchase an additional 529,411 shares of common stock at $5.10 per share. The Company issued to the representatives of the underwriters warrants to purchase 176,470 shares of common stock at an exercise price of $6.38 per share. The warrants are exercisable at any time for cash or on a cashless basis during the four- and one-half year period commencing 180 days from the effective date of the Company’s registration statement.

Warrant Exercises

As of March 23, 2021, the Company had received aggregate proceeds of approximately $9.7 million in connection with warrant exercises and, as a result, issued an aggregate of 2,049,469 shares of common stock to the holders.

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

While the Company’s financial condition and results of operations for the fiscal year 2020 has been adversely affected by the COVID-19 pandemic, the Company has begun to see an increase in its customers’ advertising budgets beyond pre-pandemic levels. As a result, the Company recorded a corresponding increase in its advertising impression Volumes during the last two quarters of 2020. Furthermore, the Company has recorded advertising impression Volumes in the beginning of the fourth quarter of 2020 that have actually exceeded pre-pandemic levels. In addition, as of September 30, 2020, all of the Company’s customers had returned to normal, pre-pandemic payment terms, such that the Company’s profit margins have returned to pre-pandemic levels as well.

We are monitoring the impact of the pandemic on our business and implementing plans to take appropriate actions to adapt to changing circumstances arising from the pandemic, but there can be no assurances that the Company’s advertising impression Volumes and profit margins will stay above pre-pandemic levels for the remainder of fiscal 2020 and beyond.

Furthermore, the COVID-19 pandemic could have a long-term impact on the Company’s customers well into 2021, which would reduce their demand for Company products. The extent to which COVID-19 or any other health epidemic may impact the Company’s results beyond 2020 will depend on future developments that could be outside the Company’s control, and which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of the overall economic impact of the COVID-19 pandemic. Accordingly, COVID-19 could continue to have a material adverse effect on the Company’s business, results of operations, financial condition and prospects after 2020 and beyond. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Bordes Resignation

On October 31, 2020, the Company’s board of directors accepted Peter A. Bordes, Jr.’s resignation from his position as Chief Executive Officer of the Company. Mr. Bordes continues to serve as a member of the board.

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

Andrews Separation

On January 28, 2021, the Company entered into a Separation Agreement and General Release (the “Andrews Agreement”) concluding Christopher Andrews’ tenure as Chief Digital Officer of the Company. The Andrews Agreement, which supersedes and replaces Mr. Andrews’ employment agreement with the Company, provides that, among other things:

•	Mr. Andrews’s last date of employment with the Company was January 31, 2021;

•	the Company shall pay Mr. Andrews a lump sum of $90,000, less applicable taxes and withholding and other legal deductions, in severance pay;

•	the Company shall pay Mr. Andrews a lump sum of $9,212, which is equivalent of the cost of six months’ COBRA continuation healthcare coverage; and

•	the Company may reimburse Mr. Andrews $2,500 to cover attorneys’ fees he may incur due to obtaining an attorney for review of the Andrews Agreement.

Mr. Andrews’ receipt of the aforementioned payments and benefits is conditioned upon the fulfillment of his obligations under the Andrews Agreement, consideration for the waiver and release of claims set forth in the Andrews Agreement, and Mr. Andrews’ compliance with the non-solicitation, non-disparagement, and other standard covenants set forth in the Andrews Agreement.

ITEM 1A. RISK FACTORS

Not applicable to smaller reporting companies.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We do not maintain physical offices currently, in large part as a result of the necessities of social distancing dictated by COVID-19, but plan to eventually enter into a lease for physical office space after the offering, at such time when our workforce needs demand such a physical workspace. On June 24, 2020, we entered into an agreement with Earth Class Mail, Inc. for the use of our mailing at address located at 228 Park Avenue South, Suite 72602, New York, New York 10003-1502 for $139 per month. Previously, our offices were located at 330 Seventh Avenue, 10th Floor, New York, NY 10001 and consisted of approximately 1800 square feet of leased office space. The lease for 330 Seventh Avenue, 10th Floor, New York, NY 10001 was supposed to expire on June 1, 2021. The rent under such lease was $9,000 per month based on the use of 15 desks in the office space per month. On June 18, 2020, we entered into that certain Sublease Termination Agreement and terminated the lease for 330 Seventh Avenue, 10th Floor, New York, NY 10001. We believe that our facilities are adequate for our current needs and that suitable additional or substitute space would be available if needed.

ITEM 3. LEGAL PROCEEDINGS

We are currently a party to one material legal proceeding.

In March 2019, the Company entered into a binding letter of intent (“LOI”) to acquire substantially all of the assets of Aureus Holdings, LLC d/b/a Lo70s (“Lo70s”). In connection with this LOI, the Company made a good faith deposit of $200,000. Subsequently, during the diligence phase of the LOI it became apparent that Lo70s’ projections were grossly inaccurate and misstated. Diligence inquiries made to Lo70s on this subject continuously went ignored. As a result, the Company allowed the LOI to expire under its own terms. In connection with this expiration, the Company recently was served with a complaint by Lo70s (Aureus Holdings, LLC d/b/a Lo70s v. Kubient, Inc., et al., Superior Court of Delaware, Case No. N20C-07-061), which names the Company and three individuals, Peter A. Bordes, Jr., Paul Roberts and Philip Anderson (a former consultant to the Company) as defendants. The complaint alleges breach of contract on the expired LOI and other claims and seeks $5,000,000 in damages, without providing information or support as to how the alleged damages are calculated. On August 31, 2020, the Company filed its answer to Lo70’s complaint on the contract claims, and moved to dismiss the unjust enrichment and tortious interference claims alleged by Lo70s for failure to state a claim. The individual defendants named in the claim moved to dismiss all of Lo70’s claims based on lack of personal jurisdiction and failure to state a claim. There is currently no date set for the hearing on these motions. On August 31, 2020, the Company also filed a counterclaim denying all allegations made by Lo70s and pursuing the Company’s claims of its own against Lo70s’ and its affiliates, including claims for fraudulent inducement and breach of contract. On November 6, 2020, Aureus Holdings, LLC amended its Complaint and moved to dismiss the Company’s counterclaims. The amended Complaint removes Messrs. Bordes, Roberts, and Anderson as parties, but otherwise asserts the same causes of action as the original Complaint. On December 9, 2020, the Company moved to dismiss portions of Aureus Holdings, LLC’s amended Complaint and filed amended counterclaims against Aureus Holdings, LLC. The Company’s motion to dismiss remains pending, and the motion to dismiss filed by Aureus Holdings, LLC was mooted by the filing of the Company’s amended Complaint. On February 19, 2021, the Company received a letter from Lo70s’ counsel that offered to settle the matter for $1,700,000. On March 22, 2021, Lo70s filed a reply brief in support of its motion to dismiss. As the Company believes that Lo70s’ claim has no merit, and wholly and completely disputes Lo70s’ allegations, the Company has rejected such offer. At this time, the parties have not engaged in meaningful discovery, and it is too early to determine or speculate as to the amount of damages (if any) associated with Plaintiff’s claim. The Company intends to defend itself vigorously in the litigation and press its counterclaims.

Apart from the foregoing legal proceeding, from time to time, we may be subject to various other legal proceedings and claims that are routine and incidental to our business. Although some of the legal proceedings set forth herein may result in adverse decisions or settlements, Management believes that the final disposition of such matters will not have a material adverse effect on our business, financial position, results of operations or cash flows.

In addition, the following material legal proceeding was recently settled:

On October 6, 2017, the Company entered into a Master Service Agreement for Buyers and Sellers, and an “Engage Buyer Addendum”, with Engage BDR, LLC whereby the Company could gain access to the Engage BDR, LLC proprietary trading technology platform in order to both offer and purchase inventory for the placement of ads. On August 31, 2018, Engage BDR, LLC filed suit against the Company (Engage BDR, LLC v. Kubient, Inc., Los Angeles County Superior Court Case No. SC129764) setting forth claims of breach of contract, unjust enrichment, quantum meruit, accounts stated, and breach of implied covenant of good faith and fair dealing. On November 14, 2018, Engage BDR, LLC obtained a summary default judgment against the Company for $35,936. On February 17, 2021, the Company paid a total of $33,461 in full satisfaction of the matter.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed on The Nasdaq Capital Market under the symbol “KBNT.” Our common stock purchase warrants are listed on The Nasdaq Capital Market under the symbol “KBNTW.”

Holders of Record

As of March 23, 2021, we had approximately 46 holders of record of our common stock.

Dividends

We have not historically declared dividends on our common stock, and we do not currently intend to pay dividends on our common stock. The declaration, amount and payment of any future dividends on shares of our common stock, if any, will be at the sole discretion of our board of directors, out of funds legally available for dividends. We anticipate that we will retain our earnings, if any, for the growth and development of our business.

Securities Authorized for Issuance Under Equity Compensation Plans

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	118,412	$15.22	176,489
Equity compensation plans not approved by security holders	-	$-	-
Total	118,412	$15.22	176,489

The Kubient, Inc. 2017 Equity Incentive Plan was originally adopted by our board of directors and approved by our stockholders on September 12, 2017, and was subsequently amended and restated on June 5, 2019 (the “2017 Plan”). The purposes of the 2017 Plan are to attract and retain the best available personnel for positions of substantial responsibility, to provide additional incentive to our service providers and to promote the success of the Company’s business. We have reserved 333,334 shares of our common stock to issue awards under our 2017 Plan.

Recent Sales of Unregistered Securities

In September 2017, we issued warrants to certain stockholders, consultants and attorneys to purchase up to 141,112 shares of common stock at a price per share of $4.95. The term of the warrant extends until 5 years from the grant date and the warrant is exercisable at any time during that five-year period. The foregoing shares were issued in reliance upon an exemption from registration pursuant to Rule 701 promulgated under the Securities Act of 1933, as amended (the “Securities Act”).

In three separate closings dated April 26, May 23, and June 28, 2019, the Company sold 25 units comprised of (i) a 5% Senior Secured Convertible Promissory Note in the principal amount of $110,000, reflecting an Original Issue Discount of 10% of the Company that is convertible into shares of the Company’s common stock (the “Senior Notes”), and (ii) a five-year warrant to purchase a number of shares of the Company’s common stock equal to the quotient obtained by dividing $110,000 by the Conversion Price (as defined in the Senior Notes) at an exercise price equal to 120% of the Conversion Price, for gross proceeds of $2,500,000, with each unit priced at $100,000.

In two separate closings dated October 11, and November 6, 2019, the Company sold 11.25 units comprised of (i) a 5% Subordinated Convertible Promissory Note in the principal amount of $110,000, reflecting an Original Issue Discount of 10% of the Company that is convertible into shares of the Company’s common stock (the “Junior Notes”), and (ii) a five-year warrant to purchase a number of shares of the Company’s common stock equal to the quotient obtained by dividing $110,000 by the Conversion Price (as defined in the Junior Notes) at an exercise price equal to 120% of the Conversion Price. for gross proceeds of $1,105,000, with each unit priced at $100,000.

Upon the closing of the IPO, Senior Notes in the aggregate principal amount of $3,000,000 (which reflect certain amendments made prior to the closing of the IPO) and Junior Notes in the aggregate principal amount of $1,326,000 (which also reflect certain amendments made prior to the IPO) automatically converted into common stock and warrants at a conversion price of $3.50. Based on the foregoing, the Senior Notes and Junior Notes converted into units comprised of an aggregate of 1,322,881 shares of common stock and five-year warrants to purchase an aggregate of 1,322,881 shares of common stock (based on aggregate principal balance of $4,326,000 and aggregate accrued interest of $304,090).

In addition, upon closing of the IPO, “Bridge Warrants” held by the holders of the Senior Notes and Junior Notes became exercisable for an aggregate of 1,235,997 units comprised of a share of common stock and a 5-year warrant to purchase common stock of the Company, at an exercise price of $4.20 per unit. The units purchasable upon exercise of the Bridge Warrants are identical to the units sold in the IPO.

The sale and the issuance of the foregoing securities were offered and sold in reliance upon exemptions from registration pursuant to Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated under the Securities Act (“Regulation D”). We made this determination based on the representations of each investor which included, in pertinent part, that each such investor was either (a) an “accredited investor” within the meaning of Rule 501 of Regulation D, or (b) a “qualified institutional buyer” within the meaning of Rule 144A under the Securities Act. In addition, there was no general solicitation or advertising for securities issued in reliance upon these exemptions.

Pursuant to the terms of his employment agreement, the Company issued Mr. Andrews 2,223 shares of common stock on July 17, 2019.

Pursuant to the terms of its consulting agreement, the Company issued Gateway Group, Inc. 1,112 shares of common stock on June 5, 2020.

On November 19, 2020, the Company issued 12,658 shares of common stock under the Company’s 2017 Plan to Mr. Roberts.

On November 19, 2020, the Company issued 6,329 shares of common stock under the Company’s 2017 Plan to Mr. Weiss.

On November 19, 2020, the Company issued 15,000 shares of common stock under the Company’s 2017 Plan to Mr. Bordes.

The foregoing shares were issued in reliance upon an exemption from registration pursuant to Rule 701 promulgated under the Securities Act.

Use of Proceeds

The net proceeds from our issuance and sale of shares of our common stock and warrants in our IPO were approximately $10,600,000, after deducting underwriting discounts and commissions and estimated offering expenses payable by us, after the underwriters partially exercised their over-allotment option.

Net proceeds of the IPO have been used for payment of capital expenditures (approximately $945,000), payment of professional fees (approximately $730,000), insurance costs (approximately $256,000), hosting costs (approximately $200,000), repayment of debt (approximately $267,000) and working capital (approximately $1,330,000). We may also use a portion of the proceeds from our IPO for acquisitions or strategic investments in complementary businesses, brands or technologies.

Purchase of Equity Securities by Issuer and Affiliated Purchasers

None.

ITEM 6. SELECTED FINANCIAL DATA

Not required for smaller reporting companies.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and related notes thereto included elsewhere in this Annual Report. This discussion and analysis contains forward-looking statements that are based upon current expectations and involve risks, assumptions and uncertainties.

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

Furthermore, we believe that our technology allows advertisers to reach entire audiences rather than buying single impressions from disparate sources. We call this approach Audience-Based Marketing. Combining this approach with our proprietary solutions for fraud prevention and the reduction of latency in auctions, we are confident that we are poised to alter the status quo as the next generation of the industry’s advertising inventory auction infrastructure.

Results of Operations

Year Ended December 31, 2020 Compared With Year Ended December 31, 2019

	For the Years Ended
	December 31,
	2020	2019

Net Revenues	$2,900,029	$177,635

Operating Expenses:
Technology	2,144,406	1,486,056
General and administrative	5,222,361	2,007,362
Total Operating Expenses	7,366,767	3,493,418
Loss From Operations	(4,466,738)	(3,315,783)

Other (Expense) Income:
Interest expense	(1,123,086)	(740,256)
Interest expense - related parties	(403,372)	(79,839)
Interest income	12,589	613
Amortization of beneficial conversion feature	(1,984,322)	-
Gain on settlement of notes and other payables	148,600	-
Loss on settlement of other payables	(23,601)	-
Gain on forgiveness of accounts payable - supplier	236,248	-
Loss on extinguishment of convertible note payable	(297,272)	-
Other income	15,294	2,392
Total Other Expense	(3,418,922)	(817,090)
Net Loss	(7,885,660)	(4,132,873)
Deemed dividend related to warrant down round adjustment	(1,682,000)	-
Net Loss Attributable to Common Shareholders	$(9,567,660)	$(4,132,873)
Net Loss Per Share - Basic and Diluted	$(1.85)	$(1.15)
Weighted Average Common Shares Outstanding -
Basic and Diluted	5,185,204	3,600,316

Net Revenues

For the year ended December 31, 2020, net revenues increased by $2,722,394 or 1,533%, to $2,900,029 from $177,635 for the year ended December 31, 2019. The increase was primarily due to approximately $1,300,000 of revenue generated in connection with beta testing of KAI, our fraud detection service, which commenced during the 2020 period, as well as approximately $1,496,000 of net revenue generated from one new customer in the 2020 period. We do not expect to generate future revenue from our beta testing of KAI. That being said, we do expect that revenues will increase, in part, based upon customers adopting our KAI product in the future, however, we cannot provide any assurance of this.

Technology

For the year ended December 31, 2020, technology expenses increased by $658,350 or 44%, to $2,144,406 from $1,486,056 for the year ended December 31, 2019. The increase is primarily due to an increase of approximately $410,000 of compensation expenses resulting from increased headcount, one-time bonuses earned by certain employees in connection with their efforts that led to the successful completion of the IPO and follow-on offering, which bonuses were approved by our board of directors during the year ended December 31, 2020, as well as additional compensation in connection with our Salary Reduction Program, approximately $295,000 in amortization expense of our intangible assets, and increased cloud hosting and subscription costs of approximately $120,000, partially offset by the decrease in other technology expense of approximately $215,000 due to the termination of consulting services.

General and Administrative

For the year ended December 31, 2020, general and administrative expenses increased by $3,214,999, or 160%, to $5,222,361 from $2,007,362 for the year ended December 31, 2019. The increase is primarily due to increased legal, consulting and audit fees of approximately $466,000 associated with work performed in connection with our public filings, an increase of approximately $1,716,000 of compensation expenses resulting from an increase in headcount, from one-time bonuses earned by certain employees in connection with their efforts that led to the successful completion of the IPO, which bonuses were approved by our board of directors during the year ended December 31, 2020, additional compensation in connection with our Salary Reduction Program, and a severance payment to the former CEO, an increase of approximately $435,000 of stock-based compensation in primarily connection with accrued issuable equity to certain employees and consultants for severance payment, an increase of approximately $347,000 commissions expenses resulting from increased sales, an increase of approximately $177,000 of insurance expense due to a new insurance policy entered into in 2020, and increased board of directors compensation expenses of approximately $144,000 due to their appointment to our board of directors in late 2019, partially offset by an allowance of approximately $200,000 in connection with a deposit recognized during the 2019 period.

Other (Expense) Income

For the year ended December 31, 2020, other (expense) income increased by $2,601,832, or 318%, to $3,418,922 from $817,090 for the year ended December 31, 2019. The increase is primarily due to interest expense in associated with a beneficial conversion feature of approximately $1,984,000 related to the conversion of certain convertible notes at the closing of the IPO, a loss on extinguishment of a convertible notes payable of approximately $297,000 in connection with additional shares issued as a result of the conversion price of the note not being adjusted for the Reverse Stock Split, an increase of interest expense of approximately $706,363 (including an increase in non-cash amortization of debt discount and debt issuance costs of approximately $752,857) associated with notes payable that were converted at the closing of the IPO, partially offset by a gain on settlement of notes and other payables of approximately $125,000 recognized during 2020 and a gain on forgiveness of accounts payable of approximately $236,000.

Net Loss

For the year ended December 31, 2020, net loss increased by $3,752,787, or 91%, to $7,885,660 from $4,132,873 for the year ended December 31, 2019. The increase is primarily due to increases in non-cash other expenses of approximately $2,600,000, operating expenses of approximately $3,800,000, partially offset by increased revenues of approximately $2,700,000. Our net loss attributable to common shareholders for the year ended December 31, 2020 increased by $5,434,787 to $9,567,660 from $4,132,873 for the year ended December 31, 2019 for the aforementioned reasons and due to the deemed dividend related to a warrant down round adjustment of $1,682,000.

Non-GAAP Measures

Adjusted EBITDA

The Company defines EBITDA as net income (loss) before interest, taxes and depreciation and amortization. The Company defines Adjusted EBITDA as EBITDA, further adjusted to eliminate the impact of certain non-recurring items and other items that we do not consider in our evaluation of our ongoing operating performance from period to period. These items will include stock-based compensation, restructuring and severance costs, transaction costs, acquisition costs, certain other non-recurring charges and gains that the Company does not believe reflects the underlying business performance.

For the years ended December 31, 2020 and 2019, EBITDA and Adjusted EBITDA consisted of the following:

	For the Years Ended
	December 31,
	2020	2019
Net Loss Attributable to Common Shareholders	$(9,567,660)	$(4,132,873)
Interest expense	1,123,086	740,256
Interest expense - related parties	403,372	79,226
Interest income	(12,589)	(613)
Depreciation and amortization	315,202	17,131
Amortization of beneficial conversion feature	1,984,322	-
EBITDA	(5,754,267)	(3,296,873)

Adjustments:
Deemed dividend related to warrant down round adjustment	1,682,000	-
Stock-based compensation expense	468,216	27,275
Adjusted EBITDA	$(3,604,051)	$(3,269,598)

Adjusted Loss Per Share	$(0.70)	$(0.91)
Weighted Average Common Shares Outstanding -
Basic and Diluted	5,185,204	3,600,316

EBITDA and Adjusted EBITDA is a financial measure that is not calculated in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Management believes that because Adjusted EBITDA excludes (a) certain non-cash expenses (such as depreciation, amortization and stock-based compensation) and (b) expenses that are not reflective of the Company’s core operating results over time (such as stock-based compensation expense), this measure provides investors with additional useful information to measure the Company’s financial performance, particularly with respect to changes in performance from period to period. The Company’s management uses EBITDA and Adjusted EBITDA (a) as a measure of operating performance, (b) for planning and forecasting in future periods, and (c) in communications with the Company’s board of directors concerning the Company’s financial performance. The Company’s presentation of EBITDA and Adjusted EBITDA are not necessarily comparable to other similarly titled captions of other companies due to different methods of calculation and should not be used by investors as a substitute or alternative to net income or any measure of financial performance calculated and presented in accordance with U.S. GAAP. Instead, management believes EBITDA and Adjusted EBITDA should be used to supplement the Company’s financial measures derived in accordance with U.S. GAAP to provide a more complete understanding of the trends affecting the business.

Although Adjusted EBITDA is frequently used by investors and securities analysts in their evaluations of companies, Adjusted EBITDA has limitations as an analytical tool, and investors should not consider it in isolation or as a substitute for, or more meaningful than, amounts determined in accordance with U.S. GAAP. Some of the limitations to using non-GAAP measures as an analytical tool are (a) they do not reflect the Company’s interest income and expense, or the requirements necessary to service interest or principal payments on the Company’s debt, (b) they do not reflect future requirements for capital expenditures or contractual commitments, and (c) although depreciation and amortization charges are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and non-GAAP measures do not reflect any cash requirements for such replacements.

Liquidity and Capital Resources

We measure our liquidity in a number of ways, including the following:

	For the Years Ended
	December 31,
	2020	2019
Cash	$24,782,128	$33,785
Working capital (deficiency)	$23,570,158	$(5,413,735)

On August 14, 2020, the Company raised aggregate gross and net proceeds of approximately $12.5 million and $10.6 million, respectively, in its initial public offering (“IPO”). In connection with and following the IPO, convertible notes payable with an aggregate principal balance of approximately $5.1 million and accrued interest of approximately $0.3 million were converted into equity. On December 28, 2020, the Company raised aggregate gross and net proceeds of approximately $20.7 million and $18.9 million, respectively, in a follow-on public offering (the “Follow-On Offering”). As of March 23, 2021, the Company had received aggregate proceeds of approximately $9.7 million in connection with warrant exercises.

Availability of Additional Funds

The Company believes its current cash on hand is sufficient to meet its operating and capital requirements for at least the next twelve months from the date of this annual report. Our operating needs include the planned costs to operate our business, including amounts required to fund working capital and capital expenditures. Our future capital requirements and the adequacy of our available funds will depend on many factors, including our ability to successfully commercialize our products and services, competing technological and market developments, and the need to enter into collaborations with other companies or acquire other companies or technologies to enhance or complement our product and service offerings.

Cash Flows

Year Ended December 31, 2020 Compared With Year Ended December, 2019

Our sources and uses of cash were as follows:

Cash Flows From Operating Activities

We experienced negative cash flows from operating activities for the years ended December 31, 2020 and 2019 in the amounts of $4,805,116 and $2,692,400, respectively. The net cash used in operating activities for the year ended December 31, 2020 was primarily a result of cash used to fund a net loss of $7,885,660, adjusted for net non-cash expenses of $3,984,553, and $904,009 of net cash used in changes in the levels of operating assets and liabilities. The net cash used in operating activities for the year ended December 31, 2019 was primarily a result of cash used to fund a net loss of $4,132,873, adjusted for net non-cash expenses of $945,636, and $494,837 of net cash provided by changes in the levels of operating assets and liabilities. Our cash flows from operating activities include collections of our accounts receivable.

Cash Flows From Investing Activities

Net cash used in investing activities for the year ended December 31, 2020 was $1,316,336, which was attributable to aggregate purchases of intangible assets, property and equipment. Net cash used in investing activities for the year ended December 31, 2019 was $105,013, of which, $105,013 was attributable to aggregate purchases of intangible assets, property and equipment and $75,000 was attributable to an advance to a related party, offset by the subsequent repayment of the related party advance of $75,000.

Cash Flows From Financing Activities

We experienced positive cash flows from financing activities for the years ended December 31, 2020 and 2019 in the amounts of $30,869,795 and $2,823,680, respectively. During the year ended December 31, 2020, $30,732,981 of proceeds were from the sale of common stock and warrants in our IPO and follow-on public offering, $1,241,190 of proceeds were received from debt financings, and $11,000 of proceeds were received from the exercise of warrant, partially offset by $841,376 used for payment of initial public offering costs and $274,000 that was used to repay debt. During the year ended December 31, 2019, $2,986,474 of net proceeds were from debt financings, $29,905 of proceeds were from advances from a related party, partially offset by $192,699 used to repay debt.

Off-Balance Sheet Arrangements

We did not have, during the periods presented, and we do not currently have, any relationships with any organizations or financial partnerships, such as structured finance or special purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Contractual Obligations

As a smaller reporting company, we are not required to provide the information required by paragraph (a)(5) of this Item.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements as well as the reported expenses during the reporting periods. The accounting estimates that require our most significant, difficult and subjective judgments have an impact on revenue recognition, the determination of share-based compensation and financial instruments. We evaluate our estimates and judgments on an ongoing basis. Actual results may differ materially from these estimates under different assumptions or conditions.

The following is not intended to be a comprehensive list of all of our accounting policies or estimates. Our significant accounting policies are more fully described in Note 2 to our consolidated financial statements included elsewhere in this annual report.

Revenue Recognition

The Company maintains a contract with each customer and supplier, which specify the terms of the relationship and potential access to the Company’s platform. The Company provides a service to its customers (the buy-side ad networks who work for advertisers) by connecting advertisers and publishers. For this service, the Company earns a percentage of the amount that is paid by the advertiser, who wants to run a digital advertising campaign, which, in some cases, is reduced by the amount paid to the publisher, who wants to sell its ad space to the advertiser.

The transaction price is determined based on the consideration to which it expects to be entitled, including the impact of any implicit price concessions over the course of the contract. The Company’s performance obligation is to facilitate the publication of advertisements. The performance obligation is satisfied at the point in time that the ad is placed. Subsequent to a bid being won, the associated fees are generally not subject to refund or adjustment. Historically, any refunds and adjustments have not been material. The revenue recognized is the amount the Company is responsible to collect from the customer related to the placement of an ad (the “Gross Billing”), less the amount the Company remits to the supplier for the ad space (the “Supplier Cost”), if any. The determination of whether the Company is the principal or agent, and hence whether to report revenue on a gross basis equal to the Gross Billing or on a net basis for the difference between the Gross Billing and Supplier Cost, requires judgment. The Company acts as an agent in arranging via its platform for the specified good (the ad space) to be purchased by the advertiser, as it does not control the goods or services being transferred to the end customer, it does not take responsibility for the quality or acceptability of the ad space, it does not bear inventory risk, nor does it have discretion in establishing price of the ad space. As a result, the Company recognizes revenue on a net basis for the difference between the Gross Billing and the Supplier Cost.

The Company invoices customers on a monthly basis for the amount of Gross Billings in the relevant period. Invoice payment terms, negotiated on a customer-by- customer basis, are typically between 45 to 90 days. However, for certain agency customers with sequential liability terms as specified by the Interactive Advertising Bureau, (i) payments are not due to the Company until such agency customers has received payment from its customers (ii) the Company is not required to make a payment to its supplier until payment is received from the Company’s customer and (iii) the supplier is responsible to pursue collection directly with the advertiser. As a result, once the Company has met the requirements of each of the five steps under ASC 606, the Company’s accounts receivable are recorded at the amount of Gross Billings which represent amounts it is responsible to collect and accounts payable, if applicable, are recorded at the amount payable to suppliers. In the event step 1 under ASC 606 is not met, the Company does not record either the accounts receivable or accounts payable. Accordingly, both accounts receivable and accounts payable appear large in relation to revenue reported on a net basis.

Accounts Receivable and Accounts Payable

Accounts receivable are carried at their contractual amounts, less an estimate for uncollectible amounts. Management estimates the allowance for bad debts based on existing economic conditions, the financial conditions of the customers, and the amount and age of past due accounts.

Receivables are considered past due if full payment is not received by the contractual due date. Past due accounts are generally written off against the corresponding accounts payable in the event that the Company’s contract contains sequential liability terms, with the excess receivable being written off against the allowance for bad debts only after all collection attempts have been exhausted.

Accounts receivable are recorded at the amount the Company is responsible to collect from the customer. In the event that the Company does not collect the Gross Billing amount from the customer, the Company generally is not contractually obligated to pay the associated Supplier Cost.

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

Impairment of Long-lived Assets

The Company reviews for the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable. An impairment would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount.

Stock-Based Compensation

The Company measures the cost of services received in exchange for an award of equity instruments based on the fair value of the award. The fair value of the award is measured on the grant date. The fair value amount is then recognized over the period during which services are required to be provided in exchange for the award, usually the vesting period. Upon the exercise of an award, the Company issues new shares of common stock out of its authorized shares. The Company accrues for any equity awards at fair value that have been contractually earned but not yet issued.

During the year ended December 31, 2019, the Company obtained a third-party 409A valuation of its common stock, which was also considered in management’s estimation of the value of the equity instruments issued during that period and through August 14, 2020, the date the Company consummated its IPO. The estimates used by management are considered highly complex and subjective. The third-party valuation, which utilized the Backsolve method that analyzed the 2019 closings of the Company’s convertible debt offerings, was done in accordance with the guidance outlined in the American Institute of Certified Public Accountants’ Accounting and Valuation Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Kubient, Inc.

Index to Consolidated Financial Statements

For the Years Ended December 31, 2020 and 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Kubient, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Kubient, Inc. (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, changes in stockholders’ equity (deficiency) and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB . Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2019.

Los Angeles, CA

March 29, 2021

Kubient, Inc.

Consolidated Balance Sheets

	December 31,
	2020	2019
Assets

Current Assets:
Cash	$24,782,128	$33,785
Accounts receivable, net	1,373,754	38,704
Prepaid expenses and other current assets	107,651	28,072
Total Current Assets	26,263,533	100,561
Intangible assets, net	1,071,850	83,333
Property and equipment, net	17,166	4,549
Deferred offering costs	10,000	285,196
Total Assets	$27,362,549	$473,639

Liabilities and Stockholders' Equity (Deficiency)

Current Liabilities:
Accounts payable - suppliers	$336,028	$785,180
Accounts payable - trade	1,106,604	867,554
Accrued expenses and other current liabilities	1,028,307	478,674
Accrued interest	3,975	117,912
Accrued interest - related parties	-	4,204
Due to related party	-	29,000
Notes payable, current portion	218,461	113,967
Convertible notes payable, current portion, net of discount of $0 and $630,994 as of December 31, 2020 and 2019, respectively	-	2,569,006
Convertible notes payable - related parties, current portion, net of discount of $0 and $281,701 as of December 31, 2020 and 2019, respectively	-	548,799
Total Current Liabilities	2,693,375	5,514,296
Notes payable, non-current portion	187,629	-
Total Liabilities	2,881,004	5,514,296

Commitments and contingencies (Note 9)

Stockholders' Equity (Deficiency):
Preferred stock, $0.00001 par value; 5,000,000 shares authorized; No shares issued and outstanding as of December 31, 2020 and 2019	-	-
Common stock, $0.00001 par value; 95,000,000 shares authorized; 11,756,109 and 3,601,521 shares issued and outstanding as of December 31, 2020 and 2019, respectively	118	36
Additional paid-in capital	40,770,504	3,362,724
Accumulated deficit	(16,289,077)	(8,403,417)
Total Stockholders' Equity (Deficiency)	24,481,545	(5,040,657)
Total Liabilities and Stockholders' Equity (Deficiency)	$27,362,549	$473,639

The accompanying notes are an integral part of these consolidated financial statements.

Kubient, Inc.

Consolidated Statements of Operations

	For the Years Ended
	December 31,
	2020	2019
Net Revenues	$2,900,029	$177,635

Operating Expenses:
Technology	2,144,406	1,486,056
General and administrative	5,222,361	2,007,362

Total Operating Expenses	7,366,767	3,493,418

Loss From Operations	(4,466,738)	(3,315,783)

Other (Expense) Income:
Interest expense	(1,123,086)	(740,256)
Interest expense - related parties	(403,372)	(79,839)
Interest income	12,589	613
Amortization of beneficial conversion feature	(1,984,322)	-
Gain on settlement of notes and other payables	148,600	-
Loss on settlement of other payables	(23,601)	-
Gain on forgiveness of accounts payable - supplier	236,248	-
Loss on extinguishment of convertible note payable	(297,272)	-
Other income	15,294	2,392

Total Other Expense	(3,418,922)	(817,090)

Net Loss	(7,885,660)	(4,132,873)

Deemed dividend related to warrant down round adjustment	(1,682,000)	-

Net Loss Attributable to Common Shareholders	$(9,567,660)	$(4,132,873)

Net Loss Per Share - Basic and Diluted	$(1.85)	$(1.15)

Weighted Average Common Shares Outstanding -
Basic and Diluted	5,185,204	3,600,316

The accompanying notes are an integral part of these consolidated financial statements.

Kubient, Inc.

Consolidated Statements of Changes in Stockholders' Equity (Deficiency)

For the Years Ended December 31, 2020 and 2019

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance - January 1, 2019	3,599,300	$36	$2,717,538	$(4,270,544)	$(1,552,970)

Issuance of investor and placement agent warrants in connection with issuance of convertible notes payable, net of issuance costs [1]	-	-	617,911	-	617,911

Stock-based compensation:

Common stock	2,221	-	6,000	-	6,000

Options	-	-	21,275	-	21,275

Net loss	-	-	-	(4,132,873)	(4,132,873)

Balance - December 31, 2019	3,601,521	$36	$3,362,724	$(8,403,417)	$(5,040,657)

Issuance of common stock and warrants in initial public offering, net of issuance costs [2]	2,500,000	25	10,605,720	-	10,605,745

Conversion of notes payable and accrued interest into common stock and warrants	1,461,090	15	7,304,815	-	7,304,830

Conversion of notes payable and accrued interest into common stock	94,223	1	388,143	-	388,144

Issuance of common stock and warrants in follow-on public offering, net of issuance costs [3]	4,058,822	41	18,889,872	-	18,889,913

Stock-based compensation:

Common stock	38,433	-	154,922	-	154,922

Options	-	-	19,570	-	19,570

Forgiveness of accrued expenses by related party	-	-	33,738		33,738

Exercise of warrant	2,000	-	11,000	-	11,000

Effect of reverse stock-split	20	-	-	-	-

Net loss	-	-	-	(7,885,660)	(7,885,660)

Balance - December 31, 2020	11,756,109	$118	$40,770,504	$(16,289,077)	$24,481,545

[1] Net of issuance costs of $127,122.

[2] Includes gross proceeds of $12,503,750, less issuance costs of $1,898,005.

[3] Includes gross proceeds of $20,699,992, less issuance costs of $1,810,080.

The accompanying notes are an integral part of these consolidated financial statements.

Kubient, Inc.

Consolidated Statements of Cash Flows

	For the Years Ended
	December 31,
	2020	2019
Cash Flows From Operating Activities:
Net loss	$(7,885,660)	$(4,132,873)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	7,593	285
Depreciation and amortization	315,202	17,131
Gain on forgiveness of accounts payable - supplier	(236,248)	-
Allowance for other asset	-	200,000
Stock-based compensation	468,216	27,275
Amortization of debt discount and debt issuance costs	915,994	625,310
Amortization of debt discount and debt issuance costs - related parties	357,201	75,635
Amortization of beneficial conversion feature	1,984,322	-
Loss on extinguishment of convertible note payable	297,272	-
Loss on settlement of other payables	23,601
Gain on settlement of notes and other payables	(148,600)	-
Changes in operating assets and liabilities:
Accounts receivable	(1,342,643)	333,641
Prepaid expenses and other current assets	(79,579)	(28,072)
Other asset	-	(200,000)
Accounts payable - suppliers	(191,125)	(176,234)
Accounts payable - trade	211,922	601,708
Accrued expenses and other current liabilities	247,818	(36,206)
Accrued interest	196,572	-
Accrued interest - related parties	53,026	-

Net Cash Used In Operating Activities	(4,805,116)	(2,692,400)

Cash Flows From Investing Activities:
Purchase of intangible assets	(1,300,336)	(100,000)
Purchase of property and equipment	(16,000)	(5,013)
Advances to related party	-	(75,000)
Repayment of related party advances	-	75,000

Net Cash Used In Investing Activities	(1,316,336)	(105,013)

Cash Flows From Financing Activities:
Proceeds from sale of common stock and warrants in initial public offering, net [1]	11,503,488	-
Payment of initial public offering issuance costs	(841,376)	-
Proceeds from sale of common stock and warrants in follow-on public offering, net [2]	19,354,493	-
Payment of follow-on public offering issuance costs	(125,000)
Proceeds from exercise of warrant	11,000	-
Proceeds from issuance of convertible notes payable and investor warrants [3]	-	2,986,474
Advances from related party	-	29,905
Repayment of advance from related party	(29,000)	(45,905)
Proceeds from issuance of notes payable	406,190	-
Repayment of notes payable	(95,000)	(90,427)
Proceeds from issuance of notes payable - related parties	835,000	-
Payment of deferred offering costs	-	(56,367)
Repayment of note payable - related party	(150,000)	-

Net Cash Provided By Financing Activities	30,869,795	2,823,680

Net Increase In Cash	24,748,343	26,267

Cash - Beginning of the Year	33,785	7,518

Cash - End of the Year	$24,782,128	$33,785

[1] Includes gross proceeds of $12,503,750, less underwriting discounts and commissions of $1,000,262.

[2] Includes gross proceeds of $20,699,992, less underwriting discounts and commissions of $1,470,499.

[3] Includes gross proceeds of $3,605,000, less issuance costs of $618,526 deducted directly from the offering proceeds.

The accompanying notes are an integral part of these consolidated financial statements.

Kubient, Inc.

Consolidated Statements of Cash Flows (Continued)

	For the Years Ended
	December 31,
	2020	2019
Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
Interest	$574	$7,346
Income taxes	$-	$-

Non-cash investing and financing activities:
Conversion of notes payable and accrued interest into common stock	$5,411,381	$-
Original issue discount in connection with convertible notes payable	$285,000	$285,000
Original issue discount in connection with convertible notes payable - related party	$75,500	$75,500
Issuance of investor and placement agent warrants in connection with issuance of convertible notes payable	$-	$617,911
Accrual of initial public offering deferred offering costs	-	$(228,829)
Accrual of follow-on offering deferred offering costs	$(339,581)	$-
Reduction of additional paid-in capital for initial public offering issuance costs that were previously paid	$56,367	$-
Reversal of previously accrued deferred offering costs	$218,829	$-
Forgiveness of related party liability	$33,738	$-
Equity issuance costs - placement agent warrants	$-	$24,033

The accompanying notes are an integral part of these consolidated financial statements.

Kubient, Inc.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2020 and 2019

NOTE 1 – BUSINESS ORGANIZATION, NATURE OF OPERATIONS, RISKS AND UNCERTAINTIES AND REVERSE STOCK SPLIT

Organization and Operations

Kubient, Inc. (“Kubient” or the “Company”), a Delaware corporation, was incorporated in May 2017 to solve some of the most significant problems facing the global digital advertising industry.

The Company’s experienced team of marketing and technology veterans has developed the Audience Cloud, a modular, highly scalable, transparent, cloud-based software platform for real-time trading of digital, Programmatic Advertising. The Company’s platform’s open marketplace gives both advertisers (ad space buyers) and Publishers (ad space sellers) the ability to use machine learning in the most critical parts of any Programmatic Advertising inventory auction, while simultaneously and significantly reducing those advertisers and Publishers’ exposure to fraud, specifically in the Pre-bid environment.

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

While the Company’s financial condition and results of operations for the fiscal year 2020 has been adversely affected by the COVID-19 pandemic, the Company has begun to see an increase in its customers’ advertising budgets beyond pre-pandemic levels. As a result, the Company observed a corresponding increase in its advertising impression Volumes during the quarters ended September 30, 2020 and December 31, 2020. Furthermore, the Company has observed advertising impression Volumes in the beginning of the fourth quarter of 2020 that have actually exceeded pre-pandemic levels. In addition, as of September 30, 2020, all of the Company’s customers have returned to normal, pre-pandemic payment terms, such that the Company’s profit margins have returned to pre-pandemic levels as well.

We are monitoring the impact of the pandemic on our business and implementing plans to take appropriate actions to adapt to changing circumstances arising from the pandemic, but there can be no assurances that the Company’s advertising impression Volumes and profit margins will stay above pre-pandemic levels for fiscal 2021 and beyond.

Furthermore, the COVID-19 pandemic could have a long-term impact on the Company’s customers well into 2021, which would reduce their demand for Company products. The extent to which COVID-19 or any other health epidemic may impact the Company’s results beyond 2020 will depend on future developments that could be outside the Company’s control, and which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of the overall economic impact of the COVID-19 pandemic. Accordingly, COVID-19 could continue to have a material adverse effect on the Company’s business, results of operations, financial condition and prospects after 2020 and beyond. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Reverse Stock Split

A 1:9 reverse stock split of the Company’s common stock was effected on August 6, 2020 (the “Reverse Stock Split”). All share and per share information has been retroactively adjusted to give effect to the Reverse Stock Split for all periods presented, unless otherwise indicated.

Kubient, Inc.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2020 and 2019

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying audited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The summary of significant accounting policies presented below is designed to assist in understanding the Company’s consolidated financial statements. Such consolidated financial statements and accompanying notes are the representations of Company’s management, who is responsible for their integrity and objectivity.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company’s significant estimates used in these financial statements include, but are not limited to, fair value calculations for equity securities, revenue recognition, stock-based compensation, useful lives of intangibles assets, the collectability of receivables and the valuation allowance related to the Company’s deferred tax assets. Certain of the Company’s estimates could be affected by external conditions, including those unique to the Company and general economic conditions. It is reasonably possible that these external factors could have an effect on the Company’s estimates and may cause actual results to differ from those estimates.

Principles of Consolidation

On August 20, 2019, the Company formed its wholly owned subsidiary, Fidelity Media, LLC (“Fidelity”), by filing a certificate of formation with the State of Delaware. The consolidated financial statements of the Company include the accounts of Fidelity. All intercompany transactions have been eliminated in the consolidation.

Cash and Cash Equivalents

The Company maintains cash in bank accounts, which, at times, may exceed Federal Deposit Insurance Corporation (“FDIC”) insured limits. The Company has not experienced any losses in such accounts. As of December 31, 2020, and 2019, the Company had cash balances of $24,514,616 and $0, respectively, in excess of FDIC insured limits. The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of December 31, 2020, and 2019, the Company did not have any cash equivalents.

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

The Company maintains a contract with each customer and supplier, which specify the terms of the relationship and potential access to the Company’s platform. The Company provides a service to its customers (the buy-side ad networks who work for advertisers) by connecting advertisers and publishers. For this service, the Company earns a percentage of the amount that is paid by the advertiser, who wants to run a digital advertising campaign, which, in some cases, is reduced by the amount paid to the publisher, who wants to sell its ad space to the advertiser.

The transaction price is determined based on the consideration to which it expects to be entitled, including the impact of any implicit price concessions over the course of the contract. The Company’s performance obligation is to facilitate the publication of advertisements. The performance obligation is satisfied at the point in time that the ad is placed. Subsequent to a bid being won, the associated fees are generally not subject to refund or adjustment. Historically, any refunds and adjustments have not been material. The revenue recognized is the amount the Company is responsible to collect from the customer related to the placement of an ad (the “Gross Billing”), less the amount the Company remits to the supplier for the ad space (the “Supplier Cost”), if any. The determination of whether the Company is the principal or agent, and hence whether to report revenue on a gross basis equal to the Gross Billing or on a net basis for the difference between the Gross Billing and Supplier Cost, requires judgment. The Company acts as an agent in arranging via its platform for the specified good (the ad space) to be purchased by the advertiser, as it does not control the goods or services being transferred to the end customer, it does not take responsibility for the quality or acceptability of the ad space, it does not bear inventory risk, nor does it have discretion in establishing price of the ad space. As a result, the Company recognizes revenue on a net basis for the difference between the Gross Billing and the Supplier Cost. During the years ended December 31, 2020 and 2019, no revenue was recognized from performance obligations satisfied (or partially satisfied) in previous periods.

Kubient, Inc.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2020 and 2019

The Company invoices customers on a monthly basis for the amount of Gross Billings in the relevant period. Invoice payment terms, negotiated on a customer-by- customer basis, are typically between 45 to 90 days. However, for certain agency customers with sequential liability terms as specified by the Interactive Advertising Bureau, (i) payments are not due to the Company until such agency customers has received payment from its customers (ii) the Company is not required to make a payment to its supplier until payment is received from the Company’s customer and (iii) the supplier is responsible to pursue collection directly with the advertiser. As a result, once the Company has met the requirements of each of the five steps under ASC 606, the Company’s accounts receivable are recorded at the amount of Gross Billings which represent amounts it is responsible to collect and accounts payable, if applicable, are recorded at the amount payable to suppliers. In the event step 1 under ASC 606 is not met, the Company does not record either the accounts receivable or accounts payable. Accordingly, both accounts receivable and accounts payable appear large in relation to revenue reported on a net basis.

During the year ended December 31, 2020, the Company recognized revenue in connection with contracts to scan a customers’ first-party anonymized data with Kubient Artificial Intelligence (“KAI”). Upon completion of the scan, the Company delivered a report to the customer, which is the point in time the Company satisfied the performance obligation. The Company acts as the principal for these contracts, as it is primarily responsible for fulfilling the promise to provide the services and has discretion in establishing the price of service. As a result, the Company recognizes revenue on a gross basis. During years ended December 31, 2020, the Company recognized aggregate revenue of $1,300,338 in connection with the contracts.

As of December 31, 2020, and 2019, the Company did not have any contract assets from contracts with customers. As of December 31, 2020, and 2019, the Company had $15,000 of contract liabilities where performance obligations have not yet been satisfied. The Company expects to satisfy its remaining performance obligations and recognize the revenue within the next twelve months. During the years ended December 31, 2020 and 2019, there was no revenue was recognized from performance obligations satisfied (or partially satisfied) in previous periods.

Accounts Receivable and Accounts Payable

Accounts receivable are carried at their contractual amounts, less an estimate for uncollectible amounts. As of December 31, 2020, and 2019, there was an allowance for uncollectible amounts of $10,209 and $34,115, respectively. Management estimates the allowance for bad debts based on existing economic conditions, the financial conditions of the customers, and the amount and age of past due accounts.

Receivables are considered past due if full payment is not received by the contractual due date. Past due accounts are generally written off against the corresponding accounts payable in the event that the Company’s contract contains sequential liability terms, with the excess receivable being written off against the allowance for bad debts only after all collection attempts have been exhausted.

Accounts receivable are recorded at the amount the Company is responsible to collect from the customer. See Note 2 — Significant Accounting Policies — Revenue Recognition for additional details. In the event that the Company does not collect the Gross Billing amount from the customer, the Company generally is not contractually obligated to pay the associated Supplier Cost.

Convertible Instruments

The Company evaluates its convertible instruments to determine if those contracts or embedded components of those contracts qualify as derivative financial instruments to be separately accounted for in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 815 “Derivatives and Hedging” (“ASC 815”). The accounting treatment of derivative financial instruments requires that the Company record embedded conversion options and any related freestanding instruments at their fair values as of the inception date of the agreement and at fair value as of each subsequent balance sheet date. Any change in fair value is recorded in earnings each period as non-operating, non-cash income or expense. The Company reassesses the classification of its derivative instruments at each balance sheet date. If the classification changes as a result of events during the period, the contract is reclassified as of the date of the event that caused the reclassification. Embedded conversion options and any related freestanding instruments are recorded as a discount to the host instrument. The Company allocates proceeds based on the relative fair values of the debt and equity components.

Kubient, Inc.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2020 and 2019

If the instrument is not determined to be a derivative liability, the Company then evaluates for the existence of a beneficial conversion feature by comparing the fair value of the Company’s common stock as of the commitment date to the effective conversion price of the instrument (the intrinsic value). The intrinsic value of the beneficial conversion feature is recorded as a debt discount with a corresponding amount to additional paid-in capital.

Deferred Offering Costs

Deferred offering costs, which consist of direct, incremental professional fees incurred in connection with the Company’s future offerings of equity and debt securities that have yet to close, are capitalized as non-current assets on the consolidated balance sheet. Upon the closing of the offering, the deferred offering costs are either (i) charged off against the offering proceeds in connection with an equity offering or (ii) reclassified such that they represent a reduction in the carrying amount of the face value of the debt security.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation which is recorded commencing at the in-service date using the straight-line method at rates sufficient to charge the cost of depreciable assets to operations over their estimated useful lives, which is three years. Leasehold improvements are amortized over the lesser of (a) the useful life of the asset; or (b) the remaining lease term. Maintenance and repairs are charged to operations as incurred. The Company capitalizes cost attributable to the betterment of property and equipment when such betterment extends the useful life of the assets.

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

Impairment of Long-lived Assets

The Company reviews for the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable. An impairment would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. The Company did not record any impairment losses during the years ended December 31, 2020 and 2019.

Fair Value of Financial Instruments

The Company measures the fair value of financial assets and liabilities based on the guidance of ASC 820 “Fair Value Measurements and Disclosures” (“ASC 820”).

ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 describes three levels of inputs that may be used to measure fair value:

Level 1 — quoted prices in active markets for identical assets or liabilities

Level 2 — quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 — inputs that are unobservable (for example, cash flow modeling inputs based on assumptions)

Kubient, Inc.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2020 and 2019

The carrying amounts of the Company’s financial instruments, such as cash, accounts receivable, accounts payable, convertible notes and notes payable approximate fair value due to the short-term nature of these instruments. The carrying amounts of the Company’s short — term credit obligations approximate fair value because the effective yields on these obligations, which include contractual interest rates, are comparable to rates of returns for instruments of similar credit risk.

Software Development Costs

The Company develops and utilizes software in connection with its ability to generate customer revenue (which is further explained in Note 2 – Significant Accounting Policies – Revenue Recognition). Costs incurred in this effort are accounted for under the provisions of ASC 985-20, Software – Cost of Software to be Sold, Leased or Marketed, whereby costs for the development of new software products and substantial enhancements to existing software products are expensed as incurred until technological feasibility has been established, at which time any additional costs would be capitalized. The Company capitalizes subsequent additions, modifications, or upgrades to internally developed software only to the extent that such changes allow the software to perform a task it previously did not perform.

Income Taxes

The Company is subject to federal and state income taxes in the United States. The Company files income tax returns in the jurisdictions in which nexus threshold requirements are met.

The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of items that have been included or excluded in the financial statements or tax returns. Deferred tax assets and liabilities are determined on the basis of the difference between the tax basis of assets and liabilities and their respective financial reporting amounts (“temporary differences”) at enacted tax rates in effect for the years in which the temporary differences are expected to reverse.

The Company utilizes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

The Company’s policy is to classify assessments, if any, for tax related interest as interest expense and penalties as general and administrative expenses in the consolidated statements of operations.

Advertising Costs

Advertising costs are charged to operations in the year incurred and totaled approximately $101,000 and $68,000 for the year ended December 31, 2020 and 2019 and are reflected in general and administrative expenses in the consolidated statements of operations.

Stock-Based Compensation

The Company measures the cost of services received in exchange for an award of equity instruments based on the fair value of the award. The fair value of the award is measured on the grant date. The fair value amount is then recognized over the period during which services are required to be provided in exchange for the award, usually the vesting period. Upon the exercise of an award, the Company issues new shares of common stock out of its authorized shares. The Company accrues for any equity awards at fair value that have been contractually earned but not yet issued.

During the year ended December 31, 2019, the Company obtained a third-party 409A valuation of its common stock, which was also considered in management’s estimation of the value of the equity instruments issued during that period and through August 14, 2020, the date the Company consummated its IPO. The estimates used by management are considered highly complex and subjective. The third-party valuation, which utilized the Backsolve method that analyzed the 2019 closings of the Company’s convertible debt offerings, was done in accordance with the guidance outlined in the American Institute of Certified Public Accountants’ Accounting and Valuation Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation.

Fair Value of Stock Options and Warrants

The Company has computed the fair value of stock options and warrants granted using the Black-Scholes option pricing model. Option forfeitures are accounted for at the time of occurrence. The expected term used for options is the estimated period of time that options granted are expected to be outstanding. The expected term used for warrants is the contractual life. The Company utilizes the “simplified” method to develop an estimate of the expected term of “plain vanilla” option grants. The Company does not currently have a sufficient trading history to support its historical volatility calculations. Accordingly, the Company is utilizing an expected volatility figure based on a review of the historical volatility of comparable entities over a period of time equivalent to the expected life of the instrument being valued. The risk-free interest rate was determined from the implied yields from U.S. Treasury zero-coupon bonds with a remaining term consistent with the expected term of the instrument being valued.

Kubient, Inc.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2020 and 2019

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

The following shares were excluded from the calculation of weighted average dilutive common shares because their inclusion would have been anti-dilutive:

	For the Years Ended
	December 31,
	2020	2019
Stock options	118,412	93,967
Warrants [1]	7,403,722	1,138,556
Convertible notes [2]	-	20,072
	7,522,134	1,252,595

[1] Includes shares underlying warrants issued during the year ended December 31, 2019 that are exercisable into units consisting of an aggregate of (i) 1,235,977 shares of common stock and (ii) five-year warrants to purchase 1,235,977 shares of common stock at an exercise price of $5.50 per share. See Note 6 – Notes Payable – Convertible Notes Payable – Subordinated Offering for additional details.

[2] Excludes shares issuable upon conversion of the Senior and Junior Notes. See Note 6 — Notes Payable for additional details.

Recently Issued Accounting Standards

In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). ASU 2016-02 requires that a lessee recognize the assets and liabilities that arise from operating leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The FASB issued ASU No. 2018-10 “Codification Improvements to Topic 842, Leases” (“ASU 2018-10”), ASU No. 2018-11 “Leases (Topic 842) Targeted Improvements” (“ASU 2018-11”) in July 2018, and ASU No. 2018-20 “Leases (Topic 842) — Narrow Scope Improvements for Lessors” (“ASU 2018-20”) in December 2018. ASU 2018-10 and ASU 2018-20 provide certain amendments that affect narrow aspects of the guidance issued in ASU 2016-02. ASU 2018-11 allows all entities adopting ASU 2016-02 to choose an additional (and optional) transition method of adoption, under which an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. See ASU 2019-10 below, which defers the effective date for ASC 842. The Company is currently evaluating these ASUs and their impact on its consolidated financial statements and disclosures.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). The accounting standard changes the methodology for measuring credit losses on financial instruments and the timing when such losses are recorded. See ASU 2019-10 below, which defers the effective date for ASC 326. The Company is currently evaluating ASU 2016-13 and its impact on its consolidated financial statements and disclosures.

Kubient, Inc.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2020 and 2019

In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement” (“ASU 2018-13”). The amendments in ASU 2018-13 modify the disclosure requirements on fair value measurements based on the concepts in the FASB Concepts Statement, including the consideration of costs and benefits. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. The amendments are effective for fiscal years beginning after December 15, 2020. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating ASU 2018-13 and its impact on its consolidated financial statements and disclosures.

In November 2019, the FASB issued ASU 2019-10, Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815) and Leases (Topic 842): Effective Dates, which established that a one-time determination of the effective date for ASU 2016-13 would be based on the Company’s SEC reporting status as of November 15, 2019. The Company was a Smaller Reporting Company, as defined by the SEC, and therefore, ASU 2016-13 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company is evaluating the impact of the guidance on its consolidated financial statements and disclosures.

In November 2019, the FASB issued ASU 2019-11, “Codification Improvements to Topic 326, Financial Instruments — Credit Losses” (“ASU 2019-11”). ASU 2019-11 is an accounting pronouncement that amends ASU 2016-13, “Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The amendments update guidance on reporting credit losses for financial assets. These amendments affect loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2022, including interim periods within those fiscal years. All entities may adopt the amendments through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (that is, a modified-retrospective approach). The Company is currently evaluating ASU 2019-11 and its impact on its consolidated financial statements and disclosures.

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes” (“ASU 2019-12”). The amendments in this ASU simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. This update for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. Early adoption of the amendments is permitted, including adoption in any interim period for periods for which financial statements have not yet been made available for issuance. An entity that elects to early adopt the amendments in an interim period should reflect any adjustments as of the beginning of the annual period that includes that interim period. Additionally, an entity that elects early adoption must adopt all the amendments in the same period. The Company is currently evaluating ASU 2019-12 and its impact on its consolidated financial statements and disclosures.

In August 2020, the FASB issued ASU 2020-06, “Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” which simplifies the accounting for convertible instruments by eliminating certain accounting models when the conversion features are not required to be accounted for as derivatives under Topic 815, Derivatives and Hedging, or that do not result in substantial premiums accounted for as paid-in-capital. Under this ASU, certain debt instruments with embedded conversion features will be accounted for as a single liability measured at its amortized cost. Additionally, this ASU eliminates the treasury stock method to calculate diluted earnings per share for convertible instruments. The new guidance is effective for annual periods beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact the adoption of ASU 2020-06 will have on its consolidated financial statements and disclosures.

Reclassifications

Certain prior period balance sheet amounts have been reclassified to conform to the Company’s fiscal 2020 presentation. These reclassifications have no impact on the Company’s previously reported net loss.

Kubient, Inc.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2020 and 2019

NOTE 3 – INTANGIBLE ASSETS

On June 1, 2019, the Company entered into an agreement (“Software Purchase Agreement”) with Elman Systems Limited and FM Labs LLC d/b/a Fidelity Media FMX SSP (“Seller”) to purchase certain software, as well as the related source code, object code, documentation, software trade secrets for aggregate consideration of $100,000, of which, $70,000 was payable upon execution of the agreement and $30,000 was payable within three (3) months from the execution of the agreement. On August 20, 2019, Kubient transferred and assigned all of its rights and obligations in, to and under the Software Purchase Agreement to Fidelity. As of December 31, 2019, the Company had paid $100,000 to the Seller, the software had been transferred to the Company and had been placed into service.

The asset acquired was recognized based on the cost to acquire such asset. In connection with the Software Purchase Agreement, the Company agreed to enter into independent contractor agreements with specified individuals who previously worked with the Seller.

During the year ended December 31, 2020, the Company acquired third-party data with a cost of $1,300,336 as a means using the data to support the evolution and growth of the Company’s artificial intelligence platform. The Company began recognizing amortization expense during the year ended December 31, 2020 over the five-year useful life (which is the period in which is the estimated life of the enhancement), as the product enhancement was available for general release to the Company’s customers under its beta testing program as well as integration into the Company’s pre-existing platform.

Intangible assets consist of the following:

	December 31,
	2020	2019
Acquired data	$1,300,336	$-
Acquired software	100,000	100,000
	1,400,336	100,000
Less: accumulated amortization	(328,486)	(16,667)
Intangible assets, net	$1,071,850	$83,333

Amortization expense related to intangible assets was $313,107 and $16,667 for the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020, the Company’s intangible assets had a remaining weighted average amortization period of 3.8 years.

The estimated future amortization expense is as follows:

For the Years Ending December 31,	Total
2021	$285,414
2022	252,081
2023	252,081
2024	252,081
2025	30,193
$1,071,850

Kubient, Inc.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2020 and 2019

NOTE 4 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

	December 31,
	2020	2019
Accrued bonuses	$541,834	$-
Accrued payroll taxes	5,947	163,746
Accrued supplier expenses	50,972	39,026
Accrued legal and professional fees	80,653	172,801
Accrued commissions	2,768	-
Credit card payable	901	30,113
Accrued programming expenses	16,750	36,993
Accrued issuable equity	293,724	-
Deferred revenue	15,000	15,000
Other	19,758	20,995
Total accrued expenses and other current liabilities	$1,028,307	$478,674

NOTE 5 — INCOME TAXES

The provision for income taxes consists of the following provisions/(benefits):

	For the Years Ended December 31,
	2020	2019
Deferred tax benefit:
Federal	$(132,480)	$(718,716)
State and local	(641,793)	(444,920)
	(774,273)	(1,163,636)
Change in valuation allowance	774,273	1,163,636
Provision for income taxes	$-	$-

The provision for income taxes differs from the statutory federal income tax rates as follows:

	For the Years Ended December 31,
	2020	2019
Tax expense at the federal statutory rate	21.0%	21.0%
State taxes, net of federal benefit	3.5%	13.0%
Permanent differences	(10.3)%	(5.8)%
True-up	(4.4)%	0.0%
Change in valuation allowance	(9.8)%	(28.2)%
Effective income tax rate	0.0%	0.0%

Kubient, Inc.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2020 and 2019

The components of deferred tax assets as of December 31, 2020 and 2019 relate to temporary differences and carryforwards as follows:

	As of December 31,
	2020	2019
Net operating loss carryforwards	$2,702,003	$1,884,942
Stock-based compensation expense	102,409	287,800
Other reserve	55,699	68,000
Intangibles	68,733	-
Tax credits	90,952	-
Deferred tax assets	3,019,796	2,240,742

Fixed assets	(4,781)	-
Deferred tax liabilities	(4,781)	-

Valuation allowance	(3,015,015)	(2,240,742)
Deferred tax assets, net	$-	$-

As of December 31, 2020, the Company had approximately $9,423,000 of federal net operating loss (“NOL”) carryforwards that may be available to offset future taxable income. As of that date, approximately $533,000 of federal net operating losses will expire in 2037 and approximately $8,890,000 have no expiration. In addition, the Company has approximately $91,000 of federal research and development credit carryforwards that begin to expire in 2037. The Company also had approximately $12,277,000 of state and local NOLs that begin to expire in 2037. The utilization of NOL carryforwards and research and development credits to offset future taxable income may be subject to limitations under Section 382 of the Internal Revenue Code and similar state statutes as a result of ownership changes that could occur in the future. If necessary, the deferred tax assets will be reduced by any carryforward that expires prior to utilization as a result of such limitations, with a corresponding reduction of the valuation allowance.

The Company has assessed the likelihood that deferred tax assets will be realized in accordance with the provisions of ASC 740 Income Taxes ("ASC 740"). ASC 740 requires that such a review considers all available positive and negative evidence, including the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies. ASC 740 requires that a valuation allowance be established when it is “more likely than not” that all, or a portion of, deferred tax assets will not be realized. After the performance of such reviews as of December 31, 2020 and 2019, management believes that uncertainty exists with respect to future realization of its deferred tax assets and has, therefore, established a full valuation allowance as of those dates. Thus, the Company increased the valuation allowance by $774,273 and $1,163,636 during the years ended December 31, 2020 and 2019, respectively.

Management has evaluated and concluded that there were no material uncertain tax positions requiring recognition in the Company’s consolidated financial statements as of December 31, 2020 and 2019. The Company does not expect any significant changes in its unrecognized tax benefits within twelve months of the reporting date.

The Company is subject to income taxes in the United States and in the state taxing jurisdictions of New York, New York City and California. No tax audits were commenced or were in process during the years ended December 31, 2020 and 2019. No tax related interest or penalties were incurred during the years ended December 31, 2020 and 2019. The Company's Federal, New York State and City, and State of California income tax returns filed since inception remain subject to examination.

NOTE 6 – NOTES PAYABLE

During the years ended December 31, 2020 and 2019, the Company recorded cash interest expense of $207,092 and $114,946, respectively, and non-cash amortization of debt discount and debt issuance costs of $915,994 and $625,310, respectively, which is included in interest expense on the consolidated statement of operations. As of December 31, 2020 and 2019, the Company had $4,599 and $117,912, respectively, of accrued interest related to notes payable.

During the years ended December 31, 2020 and 2019, the Company recorded cash interest expense – related parties of $46,171 and $4,204, respectively, and non-cash amortization of debt discount and debt issuance costs – related parties of $357,201 and $75,635, respectively. As of December 31, 2020 and 2019, the Company had $0 and $4,204, respectively, of accrued interest - related parties related notes payable.

Kubient, Inc.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2020 and 2019

During the years ended December 31, 2020 and 2019, the Company made aggregate principal repayments of notes payable of $95,000 and $90,427, respectively, and $150,000 and $56,367, respectively, of repayments of notes payable – related party.

Notes Payable

During the year ended December 31, 2018, the Company issued notes payable with an aggregate principal amount of $278,700 to certain lenders. The notes bear interest at rates ranging between 6.0% and 21.5% per annum. One of the notes with a principal amount of $100,000 requires weekly payments of principal and interest of $2,977 per week. This note is secured by present and future accounts, receivables, chattel paper, deposit accounts, personal property, assets and fixtures, general intangibles, instruments, equipment and inventory, and was personally guaranteed by a majority shareholder of the Company. The other notes specify payments either on a monthly basis or at maturity. The notes have maturity dates ranging between May 2018 and April 2019.

During the year ended December 31, 2019, the Company made aggregate principal repayments of $90,427. During the year ended December 31, 2020, the Company entered into a settlement agreement whereby the parties agreed to settle the remaining balance of $113,967. See Note 9 – Commitments and Contingencies – Settlement Agreements.

PPP Loan

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

Under the terms of the CARES Act, the Company is eligible to apply for and receive forgiveness for all or a portion of its PPP Loan. Such forgiveness will be determined, subject to limitations, based on the use of the loan proceeds for certain permissible purposes as set forth in the PPP, including, but not limited to, payroll costs (as defined under the PPP) and mortgage interest, rent or utility costs (collectively, “Qualifying Expenses”) incurred during the 24 weeks subsequent to funding, and on the maintenance of employee and compensation levels, as defined, following the funding of the PPP Loan. The Payroll Protection Program Flexibility Act (“PPP Flexibility Act”), which amends certain portions of the CARES Act, the percentage for non-payroll costs that may be forgiven was increased to up to 40 percent. However, the PPP Flexibility Act requires a borrower to use at least 60 percent of the loan amount for payroll costs. The Company intends to use the proceeds of its PPP Loan for Qualifying Expenses. However, no assurance is provided that the Company will be able to obtain forgiveness of the PPP Loan in whole or in part. Any amounts that are not forgiven incur interest at 1.0% per annum and monthly repayments of principal and interest are deferred until the Small Business Administration makes a determination on forgiveness. The loan forgiveness amount will be reduced for the EIDL Loan (defined below) that the Company received. Under the PPP Flexibility Act, the deferral period was extended to the date the lender received the forgiven amount from SBA. If the Company does not apply for loan forgiveness within 10 months following the end of the covered period, the deferral period will end on the date that is 10 months after the last day of the covered period. While the Company’s PPP Loan currently has a two-year maturity, the amended law will permit the Company to request a five-year maturity. As of December 31, 2020, the Company had not applied for forgiveness of the PPP Loan, however, the Company does intend to apply for such forgiveness.

EIDL Loan

On June 23, 2020, the Company received a loan in the amount of approximately $79,000 (the “EIDL Loan”) from the SBA, as lender, under the SBA’s Economic Injury Disaster Loan (“EIDL”) assistance program. The EIDL Loan bears interest at 3.75% per annum. Monthly installment payments in the amount of $385 per month, including principal and interest, will begin June 20, 2021. The EIDL Loan matures on June 20, 2050, and is evidenced by a promissory note, loan authorization agreement, and security agreement, all dated June 20, 2020, and all of which contain customary events of default relating to, among other things, payment defaults and breaches of representations and warranties. The EIDL Loan is collateralized by the assets of the Company. Such EIDL Loan amount will reduce the Company’s PPP loan forgiveness amount described above. The EIDL Loan may be prepaid by the Company at any time prior to maturity with no prepayment penalties.

Kubient, Inc.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2020 and 2019

Separately, during the year ended December 31, 2020, the Company also received a grant of $10,000 from the SBA under the EIDL assistance program. The grant was recognized as other income during the year ended December 31, 2020.

Notes Payable – Related Parties

During the year ended December 31, 2020, the Company received aggregate proceeds of $685,000 in connection with three-year notes payable issued to three of its executive officers. The notes bear interest ranging from 0.91% and 1.60% per annum, payable annually. The outstanding principal and accrued and unpaid interest became immediately due and payable upon the Company’s initial public offering. Effective July 13, 2020, the holders agreed to amend the terms of the notes to provide for automatic conversion of principal and interest thereunder into shares of common stock and warrants to purchase shares of common stock at the public offering price per unit. The Company determined that the amended terms were debt modifications. Upon closing of the IPO on August 14, 2020, such notes payable, along with accrued interest of $6,048, automatically converted into an aggregate of 138,209 shares of common stock and five-year warrants to purchase 138,209 shares of common stock at an exercise price of $5.50 per share.

In addition to these related party notes, on July 28, 2020, the Company received proceeds of $150,000 in connection with a note payable that was issued to an entity controlled by the Company’s then-Chief Executive Officer. The note bears interest at 0.17% per annum, payable annually. The note matures and is repayable in cash by the Company on October 28, 2020, subject to acceleration following the occurrence of an IPO, qualified financing or sale of the Company (as such terms are defined in the note). On September 24, 2020, the Company fully repaid the note.

Convertible Notes Payable

Senior Offering

On various dates between April 26, 2019 and June 28, 2019, the Company sold units (the “Senior Offering”) consisting of (a) senior secured convertible notes in the aggregate amount of $2,750,000 (the “Senior Notes”) and (b) five-year warrants. The Senior Notes mature on April 26, 2020 and bear interest at 5% per annum and have an original issue discount of 10%, or $250,000 in the aggregate, such that the gross proceeds received by the Company was $2,500,000. The Company’s then-Chief Executive Officer purchased a Senior Note in the amount of $165,000 for gross proceeds of $150,000. The Senior Notes are not convertible unless in the event of the closing of a public offering resulting in gross proceeds of at least $5 million and common stock being traded on a national securities exchange (“Qualified IPO”), in which event the Senior Notes would automatically convert into common stock at the lesser of (i) 70% of the offering price per share sold in the Qualified IPO, or (ii) the price per share obtained by dividing $18 million by the Company’s fully diluted capitalization immediately prior to the Qualified IPO (“Conversion Price”). The Company determined the embedded conversion option (“ECO”) was not required to be bifurcated and accounted for as a derivative liability under ASC 815. The Company determined that the Senior Notes contained a contingent beneficial conversion feature, which will be measured (since the Conversion Price is unknown) and recognized when the contingency is resolved (at the time of a Qualified IPO).

The holders received warrants to purchase an aggregate of 555,556 shares of common stock at a per share exercise price of $4.95 that become exercisable on the one-year anniversary of the date of issuance (the “Senior Investor Warrants”). If a Qualified IPO occurs on or before the one year anniversary of the issuance of the Senior Notes, then the holders will instead receive warrants to purchase a number of shares of the Company’s common stock equal to the quotient obtained by dividing $2,750,000 by the Conversion Price at an exercise price per share equal to 120% of the Conversion Price (the “Senior Qualified IPO Investor Warrants”). The Company estimated the relative fair value of the Senior Investor Warrants as $416,667 using the Black-Scholes option pricing model, which was setup as a debt discount with a corresponding credit to additional paid-in capital and then amortized over the term of the Senior Notes using the interest method.

There were cash debt issuance costs of $372,599. In addition, the Company’s placement agent is entitled to receive warrants to purchase 111,112 shares of common stock of the Company at a per share exercise price of $4.95 that become exercisable on the one-year anniversary of the date of issuance (the “Senior Placement Agent Warrants”). If a Qualified IPO occurs on or before April 26, 2020, the placement agent will instead receive warrants to purchase 10% of the sum of (i) shares into which the Senior Notes sold in the Senior Offering are convertible at an exercise price equal to the price per share sold in the Qualified IPO, and (ii) shares for which the investor warrants are exercisable, at an exercise price equal to the price per share sold in the Qualified IPO that become exercisable on the one-year anniversary of the date issuance (the “Senior Qualified IPO Placement Agent Warrants”). The Company estimated the fair value of the Senior Placement Agent Warrants as $100,000 using the Black-Scholes option pricing model which was credited to additional paid-in capital, which, together with the cash issuance costs, were allocated between the debt and equity instruments. Issuance costs of $393,832 that were allocated to the Senior Notes were reported as an adjustment to the carrying amount of the Senior Notes and then amortized over the term of the Senior Notes using the interest method, while issuance costs of $78,767 that were allocated to the Senior Investor Warrants were recorded as a reduction of additional paid-in capital.

Kubient, Inc.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2020 and 2019

The Senior Notes shall also constitute and serve as a security agreement in which the Company grants to the holders of the Senior Notes a ratable security interest in all of the Company’s assets. The Company shall default on the Senior Notes if it defaults on any other debt obligations exceeding $50,000, whether such indebtedness existed at the time of issuance or shall hereafter be created. Upon the occurrence of any Event of Default (other than an Event of Default related to a bankruptcy) and at any time thereafter during the continuance of such Event of Default, the Noteholder Agent may, with the written consent of a majority of noteholders, declare all outstanding indebtedness represented by the Senior Notes to be immediately due and payable. Upon the occurrence of any Event of Default related to a bankruptcy, immediately and without notice, all outstanding indebtedness represented by the Senior Notes shall automatically become immediately due and payable.

During the year ended December 31, 2019, the Company recognized total amortization of debt discount and debt issuance costs of $613,311 associated with the Senior Offering.

Subordinated Offering

On various dates between October 11, 2019 and November 6, 2019, the Company sold units (the “Subordinated Offering”) consisting of (a) one-year subordinated convertible notes in the aggregate amount of $1,215,500 (the “Junior Notes”) and (b) five-year warrants to purchase securities sold in its public offering. The Junior Notes bear interest at 5% per annum and have an original issue discount of 10%, or $110,500 in the aggregate, such that the gross proceeds received by the Company was $1,105,000. The Company’s then-Chief Executive Officer, Chief Digital Officer and Board member each purchased Junior Notes in the amount of $308,000, $330,000 and $27,500, respectively, for aggregate gross proceeds of $605,000. The Junior Notes are subordinated to the Senior Notes. The Junior Notes automatically convert into common stock upon closing of Qualified IPO at the Conversion Price. The Company determined the ECO was not required to be bifurcated and accounted for as a derivative liability under ASC 815. The Company determined that the Junior Notes contained a contingent beneficial conversion feature, which will be measured (since the Conversion Price is unknown) and recognized when the contingency is resolved (at the time of a Qualified IPO).

The holders received warrants to purchase an aggregate of 245,556 shares of common stock at a per share exercise price of $4.95 that become exercisable on the one-year anniversary of the date of issuance (the “Junior Investor Warrants”). If a Qualified IPO occurs on or before the one year anniversary of the issuance of the Junior Notes, then the holders will instead receive warrants to purchase a number of shares of the Company’s common stock equal to the quotient obtained by dividing $1,215,500 by the Conversion Price at an exercise price per share equal to 120% of the Conversion Price (the “Junior Qualified IPO Investor Warrants”). The Company estimated the relative fair value of the warrants as $184,167 using the Black-Scholes option pricing model, which was setup as a debt discount with a corresponding credit to additional paid-in capital and then amortized over the term of the Junior Notes using the interest method.

There were cash debt issuance costs of $238,985. In addition, the Company’s placement agent is entitled to receive warrants to purchase 49,112 shares of common stock of the Company at a per share exercise price of $4.95 that become exercisable on the one-year anniversary of the date of issuance (the “Junior Placement Agent Warrants”). If a Qualified IPO occurs on or before October 11, 2020, the placement agent will instead receive warrants to purchase 10% of the sum of (i) shares into which the Senior Notes sold in the Senior Offering are convertible at an exercise price equal to the price per share sold in the Qualified IPO, and (ii) shares for which the investor warrants are exercisable, at an exercise price equal to the price per share sold in the Qualified IPO that become exercisable on the one-year anniversary of the date of issuance (the “Junior Qualified IPO Placement Agent Warrants”). The Company estimated the fair value of the Junior Placement Agent Warrants as $44,199 using the Black-Scholes option pricing model which was credited to additional paid-in capital, which, together with the cash issuance costs, were allocated between the debt and equity instruments. Issuance costs of $241,772 that were allocated to the Junior Notes were reported as an adjustment to the carrying amount of the Junior Notes and then amortized over the term of the Junior Notes using the interest method, while issuance costs of $48,355 that were allocated to the Investor Warrants were recorded as a reduction of additional paid-in capital.

The Junior Notes shall also constitute and serve as a security agreement in which the Company grants to the holders of the Junior Notes a ratable security interest in all of the Company’s assets. The Company shall default on the Junior Notes if it defaults on any other debt obligations exceeding $50,000, whether such indebtedness existed at the time of issuance or shall hereafter be created. Upon the occurrence of any Event of Default (other than an Event of Default related to a bankruptcy) and at any time thereafter during the continuance of such Event of Default, the Noteholder Agent may, with the written consent of a majority of noteholders, declare all outstanding indebtedness represented by the Junior Notes to be immediately due and payable. Upon the occurrence of any Event of Default related to a bankruptcy, immediately and without notice, all outstanding indebtedness represented by the Junior Notes shall automatically become immediately due and payable.

Kubient, Inc.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2020 and 2019

During the year ended December 31, 2019, the Company recognized total amortization of debt discount and debt issuance costs of $70,932 associated with the Subordinated Offering.

During the year ended December 31, 2020, the Company and all Senior Note and Junior Note holders entered to a consent and first amendment to the Senior Notes and Junior Notes in the aggregate principal amount of $3,000,000 and $1,326,000, respectively (the “Amended Senior Notes” and “Amended Junior Notes”, respectively). The Amended Senior Notes were amended as follows: (i) the holders authorized the Company to incur certain indebtedness, including certain government loans as well as non-government loans with a principal amount not to exceed $1,000,000 in the aggregate (the “Permitted Indebtedness”), (ii) the Amended Senior Notes are subordinated to the Permitted Indebtedness, (iii) effective May 1, 2020, the interest rate increased from 5% to 10% per annum, (iv) the original issuance discount was increased from 10% to 20%, (v) the maturity date of the Amended Senior Notes was extended to October 26, 2020, and (vi) in connection with the exercise price of the investor warrants, the date under which the Qualified IPO must occur on or before was extended to October 26, 2020. The Amended Junior Notes were amended as follows: (i) the holders authorized the Company to incur the Permitted Indebtedness and (ii) the Amended Junior Notes are subordinated to the Permitted Indebtedness, (iii) effective May 1, 2020, the interest rate increased from 5% to 10% per annum, (iv) the original issuance discount was increased from 10% to 20%, (v) the maturity date of the Amended Junior Notes was extended to April 11, 2021 and (vi) in connection with the exercise price of the investor warrants, the date under which the Qualified IPO must occur on or before was extended to October 26, 2020. The Company determined that the amended terms were debt modifications. The Company recorded additional debt discount in the amount of $360,500 associated with the increase in original issuance discount, which, together with the remaining unamortized balance of the debt discounts, will be recognized through the amended maturity dates.

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

Upon the closing of the IPO, a down round feature was triggered in warrants held by holders of Senior Notes and Junior Notes, such that the warrants, which have an exercise price of $4.20 per unit, are exercisable into an aggregate of 1,235,997 shares of common stock and five-year warrants to purchase an aggregate of 1,235,997 shares of common stock at an exercise price of $5.50 per share. In connection with the down round being triggered, the Company recognized a deemed dividend of $1,682,000 during the year ended December 31, 2020 on the consolidated statements of operations, which represents the incremental fair value, estimated using a binomial model, provided to the holders in connection with the down round.

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

Kubient, Inc.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2020 and 2019

Due to Related Party

During the year ended December 31, 2019, the Company received non-interest-bearing advances in the aggregate amount of $29,905 from a company controlled by an executive officer. The Company repaid $29,000 and $905 during the years ended December 31, 2020 and 2019, respectively.

NOTE 7 — STOCKHOLDERS’ EQUITY

Authorized Capital

The authorized capital of Kubient consists of 95,000,000 shares of common stock, par value $0.00001 per share, and 5,000,000 shares of preferred stock, par value $0.00001 per share. The holders of the Company’s common stock are entitled to one vote per share.

Public Offerings

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

On August 14, 2020, in connection with its IPO, the Company issued to the underwriters warrants to purchase 125,000 shares of common stock at $6.25 per share. The warrants are exercisable at any time for cash or on a cashless basis during the four- and one-half year period commencing 180 days from the effective date of the Company’s registration statement. The warrants had an issuance date fair value of $225,850 that was recorded as a debit and credit to additional paid-in capital.

On December 28, 2020, the Company consummated a Follow-On Offering of 4,058,822 shares of common stock at a price of $5.10 per share for aggregate gross and net proceeds of approximately $20.7 million and $18.9 million, respectively, which such amounts include the full exercise by the underwriters of the over-allotment option to purchase an additional 529,411 shares of common stock at $5.10 per share. The Company issued to the representatives of the underwriters warrants to purchase 176,470 shares of common stock at an exercise price of $6.38 per share. The warrants are exercisable at any time for cash or on a cashless basis during the four- and one-half year period commencing 180 days from the effective date of the Company’s registration statement. The warrants had an issuance date fair value of $447,987 that was recorded as a debit and credit to additional paid-in capital.

See Note 6 – Notes Payable for additional details.

Founder Employee Incentive Program

On July 2, 2020, the Company’s board of directors adopted the Founder Employee Incentive Program (the “Founder Program”) under the 2017 Plan. The purposes of the Founder Program are to offer near-term and long-term incentives to founder employees of the Company that are intended to keep such employees in the employ of the Company, and that are based on individual performance, the achievement of financial goals of the Company and the total return to the Company’s stockholders. Through December 31, 2020, no awards have been issued by the Company under the Founder Program.

Stock-Based Compensation

For the years ended December 31, 2020 and 2019, the Company recognized aggregate stock-based compensation expense of $468,216 and $27,275, respectively, related to stock options and common stock. As of December 31, 2020, there was $49,433 of unrecognized stock-based compensation expense, which will be recognized over approximately 2.8 years.

Kubient, Inc.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2020 and 2019

Common Stock

During the year ended December 31, 2019, the Company issued 2,221 shares of immediately vested common stock with fair value of $6,000 to an executive officer of the Company in connection with an employment agreement.

During the year ended December 31, 2020, the Company issued an aggregate of 38,433 shares of immediately vested common stock under the Company’s 2017 Plan to three employees and two non-employee service providers. The shares had an issuance date fair value of an aggregate of $107,503, which was recognized immediately.

During the year ended December 31, 2020, the Company’s Compensation Committee approved the issuance of an aggregate of 20,040 shares of common stock to the four members of the Company’s Board of Directors. The shares had a grant date fair value of $60,120 which is being recognized ratably through January 15, 2021, the date the shares were issued.

See Note 6 – Notes Payable for additional details related to common stock issuances.

Stock Options

During the year ended December 31, 2019, the Company granted to three executives ten-year options to purchase an aggregate of 4,404 shares of common stock at an exercise price of $33.75 per share under the 2017 Plan. The options vest over four years, with 25% of the shares vesting on the one-year anniversary of the grant date and the remaining vesting monthly thereafter. The options had an aggregate grant date fair value of $6,467, or $0.18 per share, which will be recognized over the vesting period.

On November 9, 2020, the Company granted a ten-year option to purchase 20,000 shares of common stock at an exercise price of $2.81 per share to an employee under the 2017 Equity Incentive Plan. The shares vest over a four-year period, with 5,000 shares vesting on November 9, 2021 and the remaining 15,000 shares vesting ratably on a monthly basis over the remaining three-year period. The options had an aggregate grant date fair value of $32,981, or $1.31 per share, which will be recognized over the vesting period.

In applying the Black-Scholes option pricing model to stock options granted, the Company used the following approximate assumptions:

	For the Years Ended
	December 31,
	2020	2019
Expected term (years)	6.08	6.08
Expected volatility	55.8%-56.3%	55.8%
Risk free interest rate	0.57%-1.65%	1.48%-1.81%
Expected dividends	0.00%	0.00%

A summary of the Company’s stock option activity during the year ended December 31, 2020 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Term (Years)	Intrinsic Value
Outstanding at January 1, 2020	105,082	$16.31
Granted	23,889	7.85
Forfeited	(10,559)	9.46
Exercised	-	-
Outstanding at December 31, 2020	118,412	$15.22	5.5	$178,966

Exercisable at December 31, 2020	53,228	$10.61	2.7	$99,224

Kubient, Inc.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2020 and 2019

The following table presents information related to stock options as of December 31, 2020:

Options Outstanding		Options Exercisable
		Weighted
	Outstanding	Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Options	In Years	Options
$2.81	20,000	-	-
$2.97	46,002	0.7	37,323
$4.95	5,556	1.9	2,875
$33.75	46,854	8.8	13,030
	118,412	2.7	53,228

Stock Warrants

See Note 6 – Notes Payable – Convertible Notes Payable and Note 7 – Stockholder’s Equity – Public Offerings for details regarding the issuance of warrants during the year ended December 31, 2020.

The Company used the following approximate assumptions in connection with its estimation of fair value of warrants:

	For the Years Ended
	December 31,
	2020	2019
Expected term (years)	3.86-4.75	5.00
Expected volatility	58.0%-61.2%	55.8%-56.1%
Risk free interest rate	0.24%-0.39%	1.59%-2.32%
Expected dividends	0.00%	0.00%

A summary of the warrant activity during the year ended December 31, 2020 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Life	Intrinsic
	Warrants	Price	In Years	Value
Outstanding, January 1, 2020	1,138,557	$4.95
Issued	5,031,188	5.33
Warrant adjustment [1]	-	(0.89)
Exercised	(2,000)	5.50
Expired	-	-
Outstanding, December 31, 2020 [2]	6,167,745	$5.26	4.3	$2,173,571

Exercisable, December 31, 2020	5,866,275	$5.21	4.3	$2,173,571

[1] Effect of down round triggered in connection with closing of IPO. See Note 6 – Notes Payable for additional details.

[2] Excludes five-year warrants to purchase 1,235,977 shares of common stock at an exercise price of $5.50 per share that are issuable upon exercise of certain warrants. See Note 5 – Notes Payable for additional details.

Kubient, Inc.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2020 and 2019

The following table presents information related to stock warrants as of December 31, 2020:

Warrants Outstanding		Warrants Exercisable
		Weighted
	Outstanding	Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Warrants	In Years	Warrants
$4.20	1,235,997	3.5	1,235,997
$4.95	177,223	2.3	177,223
$5.50	4,453,055	4.6	4,453,055
$6.25	125,000	-	-
$6.38	176,470	-	-
	6,167,745	4.3	5,866,275

NOTE 8 - RELATED PARTY TRANSACTIONS

As of December 31, 2019, the Company had outstanding convertible notes payable - related parties and an advance due to a related party of $830,500 and $29,000, respectively, that were either converted or repaid during the year ended December 31, 2020.

See Note 6 – Notes Payable for additional details associated with the issuance, repayment and conversion of notes payable and convertible notes payable to related parties.

Related Party Advances

During the year ended December 31, 2019, the Company advanced an aggregate of $75,000 to OneQube, Inc. (“OneQube”) in connection with a non-binding letter of intent between the parties that was eventually mutually terminated by the parties. $75,000 was repaid by OneQube as of December 31, 2019. The Company’s then-Chief Executive Officer is a significant stockholder of OneQube and serves as Chairman of the Board of OneQube.

Sublease Agreement

In March 2019, Kubient entered into a sublease agreement with OneQube that provided for rent payments by Kubient to OneQube equal to $600 per desk per month and ends in June 2021. During the year ended December 31, 2019, rent expense associated with the OneQube sublease was $91,169, which is included in general and administrative expenses on the consolidated statements of operations.

On June 18, 2020, the Company’s sublease agreement was terminated effective March 31, 2020. Pursuant to the termination agreement, the parties agreed that the Company shall have no obligation to pay OneQube any amount arising from its obligations under the sublease for rent during the period from January 1 to March 31, 2020. As a result of the termination and release, during the year ended December 31, 2020, the Company recognized the remaining liability and recorded a contribution of capital of $33,738.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

From time to time, the Company is a defendant or plaintiff in various legal actions that arise in the normal course of business. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

Kubient, Inc.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2020 and 2019

Outstanding Litigation

In March 2019 the Company entered into a binding letter of intent (“LOI”) to acquire substantially all of the assets of Aureus Holdings, LLC d/b/a Lo70s (“Lo70s”). In connection with the LOI, the Company paid a good faith deposit to Lo70s of $200,000. Subsequently, during the diligence phase of the LOI it became apparent that Lo70s’ projections were grossly inaccurate and misstated. Diligence inquiries made to Lo70s on this subject continuously went ignored. As a result, the Company allowed the LOI to expire under its own terms. In connection with this expiration, the Company recently was served with a complaint by Lo70s (Aureus Holdings, LLC d/b/a Lo70s v. Kubient, Inc., et al., Superior Court of Delaware, Case No. N20C-07-061), which names the Company and three individuals, Peter A. Bordes, Jr., Paul Roberts and Philip Anderson (a former consultant to the Company) as defendants.  The complaint alleges breach of contract on the expired LOI and other claims and seeks $5,000,000 in damages, without providing information or support as to how the alleged damages are calculated.  The Company believes that Lo70s’ claim has no merit, and wholly and completely disputes Lo70s’ allegations therein.  The Company has retained additional legal counsel in Delaware in order to defend the action vigorously. On August 31, 2020, the Company filed its answer to Lo70s’ complaint on the contract claims, and moved to dismiss the unjust enrichment and tortious interference claims alleged by Lo70s for failure to state a claim. The individual defendants named in the claim moved to dismiss all of Lo70’s claims based on lack of personal jurisdiction and failure to state a claim. There is currently no argument date for these motions. On August 31, 2020, the Company also filed a counterclaim denying all allegations made by Lo70s and pursuing the Company’s claims against Lo70s and its affiliates, including claims for fraudulent inducement and breach of contract. Lo70s has requested until October 12, 2020 to respond to the Company’s counterclaim and motion to dismiss. The Court has set a January 15, 2021 hearing date on the Company’s motion to dismiss. On October 7, 2020, the Company submitted a discovery request to Lo70s and Lo70s served the Company a discovery request on October 16, 2020. On November 6, 2020, Lo70s amended its Complaint and moved to dismiss the Company’s counterclaims. The amended Complaint removes Messrs. Bordes, Roberts, and Anderson as parties, but otherwise asserts the same causes of action as the original Complaint. On December 9, 2020, the Company moved to dismiss portions of Lo70s’ amended Complaint and filed amended counterclaims against Lo70s. The Company’s motion to dismiss remains pending, and the motion to dismiss filed by Lo70s was mooted by the filing of the Company’s amended Complaint. On February 19, 2021, the Company received a letter from Lo70s’ counsel that offered to settle the matter for $1,700,000. On March 22, 2021, Lo70s filed a reply brief in support of its motion to dismiss. As the Company believes that Lo70s’ claim has no merit, and wholly and completely disputes Lo70s’ allegations, the Company has rejected such offer. During the year ended December 31, 2019, the Company recorded an allowance of $200,000 related to the deposit. As of December 31, 2020 and 2019, the Company had accrued for all probable and estimable amounts in its consolidated financial statements.

Release of Liability

On March 10, 2020, the Company received a letter from one of its vendors releasing it from aggregate liabilities of $236,248, which were accrued as of December 31, 2019. The Company recognized the gain on release of liability effective March 10, 2020, which is included in other expense on the consolidated statement of operations during the year ended December 31, 2020.

Settlements

On October 6, 2017, the Company entered into a Master Service Agreement for Buyers and Sellers, and an “Engage Buyer Addendum”, with Engage BDR, LLC whereby the Company could gain access to the Engage BDR, LLC proprietary trading technology platform in order to both offer and purchase inventory for the placement of ads. On August 31, 2018, Engage BDR, LLC filed suit against the Company (Engage BDR, LLC v. Kubient, Inc., Los Angeles County Superior Court Case No. SC129764) setting forth claims of breach of contract, unjust enrichment, quantum meruit, accounts stated, and breach of implied covenant of good faith and fair dealing. On November 14, 2018, Engage BDR, LLC obtained a summary default judgment against the Company for $35,936. A Writ of Execution was issued against the Company in the amount of $40,997 on April 16, 2020. On June 12, 2020, the Company filed a motion to vacate the default judgment and the Court granted the motion on August 25, 2020. On August 26, 2020, the Company made a settlement offer of $10,000, however, that settlement offer was rejected by Engage BDR, LLC. On September 24, 2020, the Company filed a motion to quash the summons that was served. The motion requests dismissal of the lawsuit on the grounds California courts do not have jurisdiction over the Company. On February 17, 2021, the Company and Engage BDR, LLC entered into a settlement agreement in the amount of $33,461 and the Company paid such amount on February 19, 2021. As of December 31, 2020 and 2019, the Company had accrued for all amounts in its consolidated financial statements.

On May 8, 2018, the Company entered into a Master Services Agreement with AdKernel, LLC whereby AdKernel, LLC would provide the Company with certain exchange integration services in order to assist the Company in the purchase and placement of ads. On November 25, 2019, AdKernel LLC filed suit against the Company (AdKernel, LLC v. Kubient, Inc., Superior Court of California, County of Los Angeles, Case No. 19-STLC-10891) in an effort to collect outstanding payables due under such Master Services Agreement in the amount of $20,764. On April 21, 2020, the Company made a settlement offer to pay $20,000 within 90 days of execution of a settlement agreement, however, that settlement offer was rejected by Adkernel LLC. On May 28, 2020, the Company filed a motion to dismiss AdKernel LLC’s lawsuit. On October 22, 2020, the Court denied the Company’s motion to dismiss. On November 25, 2020, the Company and AdKernel LLC entered into a settlement agreement, pursuant to which the Company paid $30,000 during the year ended December 31, 2020 to settle the matter in full and, as a result, the Company recognized a loss on settlement of $23,601, which is included in other expense on the consolidated statements of operations.

Kubient, Inc.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2020 and 2019

On September 4, 2019, the Company entered into a settlement agreement whereby the parties agreed to settle an outstanding note payable balance of approximately $45,000 for $16,000, which was to be paid by September 3, 2019 by the Company. During the year ended December 31, 2020, the Company paid a total of $20,000 in full satisfaction of the matter and recognized a gain on settlement of notes payable of $34,586, which is included in other expense on the consolidated statements of operations.

On November 12, 2019, the Company received a summons from the Palm Beach County Circuit Court of Florida in connection with a civil action filed by the plaintiff against the Company in the aggregate amount of $207,502 ($132,502 for breach of contract and $75,000 for default under a promissory note). On May 13, 2020, the parties reached a settlement agreement that requires the Company to make aggregate payments to the plaintiff of a total of $135,000, which is due in seven (7) installments between May 20, 2020 and October 20, 2020. If the Company pays a total of $125,000 by September 15, 2020, the total amount due is automatically reduced to $125,000. In the event the Company fails to make timely payments and the default is not cured by the conclusion of the specified grace period, the plaintiff shall be entitled to the entry of a final judgment against the Company in the amount of $240,000, less any and all payments made. During the year ended December 31, 2020, the Company paid a total of $125,000 in full satisfaction of the matter and recognized a gain on settlement of $66,191, which is included in other expense on the consolidated statements of operations.

Employment Agreements

On May 15, 2019, the Company entered into an employment agreement with its then-Chief Executive Officer that provides for a base salary of $220,000 per year, comprised of cash of $120,000 and equity awards of $100,000 in the form of non-qualified stock options. The executive is eligible to receive an annual performance bonus up to 30% of the current base salary, subject to the achievement of specified performance goals established by the Board. The employment agreement can be terminated by either party at any time. Upon termination of the executive other than for cause or resignation by the executive for good reason, as defined, the executive is entitled to receive (i) a cash payment equal to three (3) months of the executive’s then base salary, (ii) payment of medical insurance for at least six (6) months and (iii) the acceleration of vesting with respect to that number of shares subject to executive’s then outstanding equity awards that would have become vested during the three (3) month period following the termination date. See Note 9 - Commitments and Contingencies - Bordes Resignation for additional details.

On June 17, 2019, the Company entered into an employment agreement with its Chief Digital Officer whereby the parties agreed that the Company shall employ the executive for a period of one (1) year, with renewal for an additional twelve (12) months if certain specified Company financial metrics are reached. The agreement provides for a base salary of $180,000 per year. The executive is eligible to receive cash commissions up to $320,000, computed as 15% of net revenue, and, in the event the cash commission maximum has been reached, the executive is eligible for commissions payable quarterly in common stock with a value up to $250,000. If the executive earns aggregate commissions of $580,000, commissions shall be paid at a rate of 7% of net revenue. In addition, if the business relationships managed by the executive exceed $5,000,000 in gross revenue before the effective date of the Company’s contemplated initial public offering, the executive will be issued 2,223 shares of common stock. In connection with the employment agreement, the executive issued 2,223 immediately-vested shares of the Company’s common stock (see Note 7 for details). Upon termination of the executive other than for cause or resignation by the executive for good reason, as defined, the executive is entitled to receive (i) cash payments for twelve (12) months of the executive’s then base salary, (ii) payment of medical insurance for at least six (6) months and (iii) the acceleration of vesting with respect to that number of shares subject to executive’s then outstanding equity awards that would have become vested during the three (3) month period following the termination date. See Note 11 - Subsequent Events - Andrews Separation for additional details.

On December 23, 2019, the Company entered into an employment agreement with its Chief Financial Officer that provides for a base salary of $150,000 per year, increasing to a base salary of $275,000 per year on the earlier of (i) 90 days following the date of the employment agreement or (ii) the date of an initial public offering. The executive is eligible to receive an annual performance bonus up to 30% of the current base salary, subject to the achievement of specified performance goals established by the Board, commencing fiscal year 2020. The employment agreement can be terminated by either party at any time. Upon termination of the executive other than for cause or resignation by the executive for good reason, as defined, the executive is entitled to receive (i) a cash payment equal to six (6) months of the executive’s then base salary, (ii) payment of medical insurance for at least six (6) months and (iii) the acceleration of vesting with respect to that number of shares subject to executive’s then outstanding equity awards that would have become vested during the three (3) month period following the termination date. In connection with the employment agreement, the executive was (i) granted options to purchase 16,667 shares of common stock at an exercise price of $33.75 per shares (see Note 7 for details) and (ii) effective 90 days following the commencement of the executive’s employment with the Company, the Company will issue 2,223 shares of immediately-vested common stock to the executive.

Salary Reduction Program

In direct response to the uncertainties arising from the COVID-19 pandemic on the Company’s operations, on April 30, 2020, the Company’s board of directors approved an employee salary reduction program, whereby the Company is authorized to issue shares of its common stock in lieu of salaries to employees (“the Salary Reduction Program”). The value of such an equity award under the employee salary reduction program shall be equivalent to 150% of the cash compensation that otherwise would have been payable, based on the market value of the Company’s common stock on the date of issuance. On August 20, 2020, the Company’s board of directors approved a change to the salary a change the Salary Reduction Program such that the Company was now authorized to satisfy its obligations to its employees by making a cash payment equal to 150% of the cash compensation that otherwise would have been payable. Accordingly, during the year ended December 31, 2020 and after the closing of the IPO, the Company satisfied its obligation in full by paying cash to its employees in the aggregate amount of approximately $374,000, at which time the Salary Reduction Program was terminated.

Kubient, Inc.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2020 and 2019

Bordes Resignation

On October 31, 2020, the Company’s board of directors accepted Peter A. Bordes, Jr.’s resignation from his position as Chief Executive Officer of the Company. Mr. Bordes will continue to serve as a member of the board. In connection with his resignation, the Company entered into a Separation and Consulting Agreement (the “Bordes Agreement”) with Mr. Bordes on October 31, 2020. Under the terms of the Bordes Agreement, which supersedes and replaces Mr. Bordes’ employment agreement with the Company, Mr. Bordes agreed to provide consulting services from October 31, 2020 until April 30, 2021 in order to assist the Company in the transition of his duties and responsibilities. The Bordes Agreement provides that, among other things:

•	the Company paid Mr. Bordes a lump sum of $265,000, less applicable taxes and withholding, in separation pay;

•	the Company paid Mr. Bordes a lump sum of $40,000, less applicable taxes and withholding, as a bonus for his contributions to the success of the Company’s initial public offering;

•	the Company issued Mr. Bordes 15,000 shares of the Company’s common stock in addition to the stock incentive awards already issued to Mr. Bordes under the Kubient, Inc. 2017 Equity Incentive Plan (see Note 7 – Stockholders’ Equity – Common Stock); and

•	the Company will pay Mr. Bordes $15,000 per month paid in advance on the first of each month for services performed during the term of the Bordes Agreement.

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

NOTE 10 — CONCENTRATIONS

Customer Concentrations

The following table sets forth information as to each customer that accounted for 10% or more of the Company’s net revenues for the following periods:

	For the Years Ended December 31,
Customer	2020	2019
Customer A	N/A	74.50%
Customer F	18.24%	N/A
Customer G	26.43%	*
Customer H	51.40%	N/A
Customer I	*	10.06%
Total	96.07%	84.56%

*  Less than 10%.

Kubient, Inc.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2020 and 2019

The following table sets forth information as to each customer that accounted for 10% or more of the Company’s gross accounts receivable as of:

	As of
	December 31,
Customer	2020	2019
Customer D	N/A	13.73%
Customer E	N/A	12.23%
Customer H	89.02%	N/A
Total	89.02%	25.96%

A reduction in sales from or loss of these customers would have a material adverse effect on the Company’s results of operations and financial condition. Subsequent to December 31, 2020, the Company collected 100% of the outstanding accounts receivable from Customer H in the amount of approximately $1,224,000.

Supplier Concentrations

The following table sets forth information as to each supplier that accounted for 10% or more of the Company’s Supplier Costs for the following periods:

	For the Years Ended
	December 31,
Supplier	2020	2019
Supplier B	15.51%	N/A
Supplier C	N/A	81.09%
Supplier D	16.32%	*
Supplier E	*	N/A
Total	31.83%	81.09%

NOTE 11 – SUBSEQUENT EVENTS

The Company has evaluated events that have occurred after the balance sheet and through the date the financial statements were issued. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the financial statements, except as disclosed below.

Warrant Exercises

Subsequent to December 31, 2020, warrants to purchase an aggregate of 2,171,021 shares of the Company’s common stock was exercised at prices between $4.20 and $6.25 per share, resulting in gross cash proceeds to the Company of $9,719,038 and the issuance of an aggregate of 2,049,469 shares of the Company's common stock.

Andrews Separation

On January 28, 2021, the Company entered into a Separation Agreement and General Release (the “Andrews Agreement”) concluding Christopher Andrews’ tenure as Chief Digital Officer of the Company. The Andrews Agreement, which supersedes and replaces Mr. Andrews’ employment agreement with the Company, provides that, among other things:

•            Mr. Andrews’s last date of employment with the Company was January 31, 2021;

•            the Company shall pay Mr. Andrews a lump sum of $90,000, less applicable taxes and withholding and other legal deductions, in severance pay;

•            the Company shall pay Mr. Andrews a lump sum of $9,212, which is equivalent of the cost of six months’ COBRA continuation healthcare coverage; and

•            the Company may reimburse Mr. Andrews $2,500 to cover attorneys’ fees he may incur due to obtaining an attorney for review of the Andrews Agreement.

Mr. Andrews’ receipt of the aforementioned payments and benefits is conditioned upon the fulfillment of his obligations under the Andrews Agreement, consideration for the waiver and release of claims set forth in the Andrews Agreement, and Mr. Andrews’ compliance with the non-solicitation, non-disparagement, and other standard covenants set forth in the Andrews Agreement.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2020. Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Based on this evaluation, and as a result of the material weakness described below, our CEO and CFO have concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of December 31, 2020.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on its assessment, our management, including our CEO and CFO, and as a result of the material weakness described below, has concluded that our internal control over financial reporting was not effective as of December 31, 2020.

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

Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP. Certain material weaknesses in our internal control over financial reporting were identified in the normal course and continued to exist as of September 30, 2020, as detailed in our Form 10-Q for the quarterly period ended September 30, 2020.

Management concluded that these material weaknesses arose because, as a private company, the Company did not have the necessary resources processes, systems, personnel and related internal controls. During the year ended December 31, 2019, the Company began to undertake measures to address material weaknesses in its internal controls. In particular, it (i) engaged an outside advisory and consulting firm with expertise in preparation of financial statements and account reconciliations; (ii) developed and documented our accounting policies; and (iii) hired a Chief Financial Officer. During the year ended December 31, 2020 and through the date the financial statements were issued, the Company has taken additional steps to remediate these material weaknesses, including:

•	engaged outside advisory and consulting firms with expertise in evaluating and remediating material weaknesses in internal control over financial reporting, including controls related to our information technology environment;

•	implemented a quarterly financial statement close checklist;

•	established a disclosure committee that meets quarterly in advance of the filing of our Quarterly and Annual Reports;

•	hired a Controller; and

•	prepared detailed process narratives and identified key controls to mitigate the various risks relating to financial reporting.

During the quarterly period ended December 31, 2020, the Company completed its remediation of the following material weaknesses:

•	established adequate policies and procedures to ensure that the Company’s internal books and records are properly maintained in accordance with U.S. GAAP; and

•	prepared and maintained formal documentation as evidence of the controls implemented.

As a result, the following material weakness in the Company’s internal control over financial reporting continued to exist as of December 31, 2020:

•	The Company had inadequate segregation of duties in its finance and accounting function because of its limited personnel.

As a result of the steps taken through the date the financial statements were issued, management believes that the appropriate controls have been implemented in order to remediate the remaining material weakness, however, the controls have not been in place for a sufficient period of time. Management expects that this material weakness will be remediated during 2021.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2020, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except as noted above and taking into account Mr. Bordes’ resignation as Chief Executive Officer on October 31, 2020. Also effective October 31, 2020, the Company’s board of directors appointed Mr. Roberts as Interim Chief Executive Officer of the Company, including for the purposes of providing certifications regarding the Company’s disclosure controls and procedures.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth information about our directors and executive officers as of March 23, 2021.

Name	Age	Position(s)
Executive Officers

Paul Roberts	44	Interim Chief Executive Officer, Chief Strategy Officer, President and Chairman
Joshua Weiss	37	Chief Financial Officer
Pavel Medvedev	45	Chief Technology Officer
Christopher Francia	34	Chief Product Officer

Non-Employee Directors

Peter A. Bordes, Jr.	58	Director
Grainne Coen(1)(2)(3)	48	Director
Elisabeth H. DeMarse(2)(4)	67	Director
Jeannie Mun(1)(2)(3)(4)	44	Director
Christopher H. “Toby” Smith(1)(3)(4)(5)	82	Director

(1)	Member of the Audit Committee

(2)	Member of the Business Development and Marketing Committee

(3)	Member of the Compensation Committee

(4)	Member of the Nominating and Corporate Governance Committee
(5)	Lead Independent Director

Executive Officers

Paul Roberts has served as Chief Strategy Officer, President and Chairman since May 15, 2019, prior to which he acted as our Chief Executive Officer and Chairman since May 2017, overseeing the development and commercialization of our Company. On October 31, 2020, the Board appointed Mr. Roberts as Interim Chief Executive Officer of the Company. From August 2012 to February 2018, Mr. Roberts was the Chief Executive Officer of CenterPoint Media LLC, an online marketing company that helped brands engage with their customers over lifestyle blogs. Mr. Roberts has over 15 years of experience in digital media, holding positions at Logical Media, TanzAct Media, Yahoo!, Hotjobs and Attain Media. Mr. Roberts is experienced in building and growing companies in the technology and advertising industries, with particular expertise in sales, marketing strategy, brand development and customer engagement. Mr. Roberts attended Long Island University.

Joshua Weiss has served as our Chief Financial Officer since December 23, 2019. From October 2016 to June 2019, Mr. Weiss was employed as a Vice President, Finance at Cambridge Information Group, a family office specializing in education and education technology. From October 2011 to October 2016, Mr. Weiss held various positions at an international accounting firm, including Senior Audit Manager, specializing in the firm’s SEC and Transaction Advisory groups. From August 2005 to October 2011, Mr. Weiss held various positions at a different international accounting firm, including Audit Manager, specializing in Real Estate and Hospitality. Mr. Weiss holds a Bachelor of Science degree in Accounting from Yeshiva University and is a licensed Certified Public Accountant in the State of New York.

Pavel Medvedev has served as our Chief Technology Officer since April 2018, and has lived and worked at the intersection of media, advertising and technology for over two decades. From December 2017 to April 2018, he was employed as a Senior Vice President-Programmatic at DoubleVerify, a digital marketing agency. From January 2017 to September 2017, he was a Programmatic Consultant at LiveIntent, Inc., a digital marketing and advertising agency. From March 2013 to August 2017, he was a Director of Client Solutions for IPONWEB, a British digital advertising software firm. Prior to his career digital advertising, he held positions in e-commerce and software development, including five years as the Chief Technology Officer for Diligent Board Member Services, Inc., a board of director software management developer, where he managed technology teams for Fortune 500 companies. Mr. Medvedev holds a Master of Science from Moscow Institute of Electronics and Mathematics.

Christopher Francia has served as our Chief Product Officer since May 26, 2017, and has been involved in the digital media space for close to a decade. From September 2015 to June 2017, Mr. Francia was a Media Director at CenterPoint Media LLC. From July 2013 to September 2015, he was Director of Development at Secco Squared, a marketing and advertising firm. From September 2012 to June 2013, he was a Production Coordinator at HooplaHa.com, a marketing and advertising firm. Mr. Francia is also a full stack developer specializing in PHP and Go. Mr. Francia holds a Bachelor of Arts in New (Digital) Media Arts from Brigham Young University.

Non-Employee Directors

Peter Anthony Bordes, Jr. has been a member of our board of directors since May 15, 2019 and served as the Company’s Chief Executive Officer from May 15, 2019 until October 31, 2020. From February 2021 to the present, Mr. Bordes has been employed as the Executive Chairman and Chief Executive Officer of Trajectory Alpha Acquisition Corp. (NYSE:TCOA.U), a Special Purpose Acquisition Company, or blank check company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses or companies. Prior to joining the Company, from January 2011 to June 2019, Mr. Bordes acted as the Founder and Chief Executive Officer of OneQube, Inc., a digital Audience Management Platform, which enables its customers to develop, manage and market to custom digital audiences. Mr. Bordes continues to serve as Chairman of the Board of OneQube, Inc. From June 2004 to August 2011, Mr. Bordes was a Co-Founder and Chief Executive Officer of MediaTrust, a real-time performance marketing advertising exchange for direct response marketing. From November 2018 to June 2019, Mr. Bordes acted as the Chairman and Co-Founder of MainBloq, a cloud-based modular Full Stack Execution Management platform for trading digital currencies and investing in digital assets. From January 2017 to June 2019, Mr. Bordes worked as the Co-Founder and Director of TruVest a sustainable affordable housing, real estate investment, development and technology company. Mr. Bordes’ current board service includes seats on the board of directors of Beasley Broadcast Group (NASDAQ: BBGI), Brooklyn School of Music, New England College, Fraud.net, Hoo.be, Ocearch and RevTrax. Mr. Bordes holds a Bachelor of Arts from New England College.

Grainne Coen has been a member of our board of directors since October 2, 2019. In February 2019, Ms. Coen founded Elevation Investment Partners, LLC, a diversified investment group that operates in multiple industries both as strategic consultants and early stage investors. Since January 2015, Ms. Coen has also served as Co-Founder of AREA4, an experiential marketing agency. From January 2001 to December 2015, she was a Principal at Columbia Partners, a hedge fund engaged in the research and investment of public companies. Ms. Coen holds a Bachelor of Science from London Guildhall University.

Elisabeth H. DeMarse has been a member of our board of directors since January 7, 2020. From February 2021 to the present, Ms. DeMarse has been employed as the Executive Chairman and Chief Executive Officer of Trajectory Alpha Acquisition Corp. (NYSE:TCOA.U), a Special Purpose Acquisition Company, or blank check company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses or companies. From 2012 to March 2016, Ms. DeMarse served as the President and Chief Executive Officer and chair of the board of directors of TheStreet, Inc. Ms. DeMarse diversified The Street, Inc. from a B2C ad supported retail stock picking business to B2B global M&A, data and news businesses. Ms. DeMarse spent 10 years as the Chief Marketing Officer for Bloomberg LP working directly for the founder, Michael Bloomberg. She is currently a member of the board of directors and a chair of the audit committee of Clever Leaves Holdings Inc. (NASDAQ: CLVR). Ms. DeMarse previously served as a member of the boards of directors of AppNexus, CreditCards.com, ZipRealty (ZIPR), InsWeb Corp (INSW), Internet Patents Corporation (INTP), Edgar-Online (EDGR), Heska Corporation (HSKA), Incredimail (MAIL), Stockgroup (SWB), LiveDeal (LIVE), YP.com (YP), Nedsense (NEDSE), All Star Directories and ProNoun. She is also a member of The Committee of 200.Ms. DeMarse holds a Bachelor of Arts from Wellesley College, and a Master of Business Administration from Harvard University.

Jeannie Mun has been a member of our board of directors since January 7, 2020. From October 2020 to the present, Ms. Mun has served as the Chief Financial Officer of OwnBackup, Ltd., a cloud software data protection platform. In addition, from January 2016 to the present, Ms. Mun has been employed as a consultant for JMM Capital, LLC, a CFO advisory firm. From March 2015 to September 2015, she was the Chief Financial Officer of Oyster Books, a predecessor to the Google Books service. From February 2009 to February 2015, Ms. Mun was the Chief Financial Officer of MediaMath, Inc., a programmatic marketing technology provider. From May 2007 to January 2009, she was employed as a Vice President of Finance and Strategy at SintecMedia Ltd. d/b/a Operative, a media technology company. Ms. Mun holds a Bachelor of Arts from the University of California Los Angeles, and a Master of Business Administration from Harvard University.

Christopher H. “Toby” Smith has been a member of our board of directors since October 2, 2019, and was elected as our board’s lead independent director on January 7, 2020. From May 1990 to the present, Mr. Smith has served as the Founder and Managing Principal of Alexander, Smith & Company, Inc., a performance improvement, compliance consulting and financial advisory services firm that has successfully completed engagements with Barnes Engineering Co., Sylvania Lighting International, Oneida Ltd., The Wildlife Conservation Society, Atkins Nutritionals, Inc. (NASDAQ:SMPL), Heartland Publications, SunCrest Healthcare, Medical Staffing Network Holdings, Inc., MCA Logistics, LLC, Thompson Media Group, LLC, TICO Manufacturing, Inc., and First Coast Security Services. In addition, from December 2020 to the present, Mr. Smith has served as a member of the board of directors of Crown Electrokinetics Corp. (OTCQB: CRKN), a glass tint manufacturer. From May 1998 to June 2003, he served as a member of the board of directors of London Fog Industries, Inc., a designer, marketer and distributor of quality men’s and women’s outerwear that is currently owned by Iconix Brand Group, Inc. (NASDAQ:ICON). From 1993 to August 1996, Mr. Smith was employed as International Counsel to the Managing Board of Escada AG, a luxury women’s designer clothing company headquartered in Munich, Germany that was previously traded on the Frankfurt Stock Exchange. From 1989 to 1993, he was the Chairman and Chief Executive Officer of Puma USA, which is now owned by Puma SE (FRA:PUM). Mr. Smith holds a Bachelor of Arts from Williams College and a Juris Doctor from Yale University. In addition, Mr. Smith is a member of the bar in the states of New York and Connecticut, as well as the District of Columbia.

Involvement in Certain Legal Proceedings

To our knowledge, none of our current directors or executive officers has, during the past ten years:

•	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•	had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

•	been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

•	been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

•	been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

•	been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Except as set forth in our discussion below in “Certain Relationships and Related Party Transactions,” none of our directors or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

We are not currently a party to any legal proceedings, the adverse outcome of which, individually or in the aggregate, we believe will have a material adverse effect on our business, financial condition or operating results.

Family Relationships

There are no family relationships among any of our executive officers or directors.

Corporate Governance Overview

We are committed to having sound corporate governance principles, which are essential to running our business efficiently and maintaining our integrity in the marketplace. We understand that corporate governance practices change and evolve over time, and we seek to adopt and use practices that we believe will be of value to our stockholders and will positively aid in the governance of the Company. To that end, we regularly review our corporate governance policies and practices and compare them to the practices of other peer institutions and public companies. We will continue to monitor emerging developments in corporate governance and enhance our policies and procedures when required or when our board determines that it would benefit our Company and our stockholders.

In this section, we describe the roles and responsibilities of our board of directors and its committees and describe our corporate governance policies, procedures and related-documents. The charters of the audit, nominating and corporate governance, and compensation committees of our board of directors, our Corporate Governance Guidelines and Code of Business Conduct and Ethics can be accessed electronically under the “Governance” link on the Investor Relations page of our website at https://www.Kubient.com. We will also provide a copy of the audit and compensation committee charters, our Corporate Governance Guidelines and our Code of Business Conduct and Ethics without charge upon written request sent to our Investor Relations department at Attn: Investor Relations, Kubient, Inc., c/o Joshua Weiss, 228 Park Avenue South, Suite 72602, New York, New York 10003-1502. The inclusion of our website address in this section does not include or incorporate by reference the information on our website into this report.

Board Composition and Leadership Structure

Paul Roberts serves as our Interim Chief Executive Officer, Chief Strategy Officer, President and Chairman. Although the roles of Interim Chief Executive Officer, Chief Strategy Officer, President and Chairman of our board of directors are currently performed by the same person, we do not have a policy regarding the separation of these roles, as our board of directors believes that it is in the best interests of the Company and our stockholders to make that determination from time to time based upon the position and direction of the Company and the membership of our board of directors.

Our board of directors has determined that our leadership structure is appropriate for the Company and our stockholders as it helps to ensure that the board of directors and management act with a common purpose and provides a single, clear chain of command to execute our strategic initiatives and business plans. In addition, our board of directors believes that a combined role of Chief Strategy Officer, President and Chairman is better positioned to act as a bridge between management and our board of directors, facilitating the regular flow of information. Our board of directors also believes that it is advantageous to have a Chairman with an extensive history with and knowledge of our technology and industry (as is the case with our Interim Chief Executive Officer, Chief Strategy Officer and President, Paul Roberts).

Director Independence

Applicable Nasdaq rules require a majority of a listed company’s board of directors to be comprised of independent directors within one (1) year of listing. In addition, Nasdaq rules require that, subject to specified exceptions, each member of a listed company’s audit, compensation and nominating and corporate governance committees be independent, and that audit committee members also satisfy independence criteria set forth in Rule 10A-3 under the Exchange Act. The Nasdaq independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three (3) years, one of our employees, that neither the director nor any of his family members has engaged in various types of business dealings with us and that the director is not associated with the holders of more than five percent (5%) of our common stock. In addition, under applicable Nasdaq rules, a director will only qualify as an “independent director” if, in the opinion of the listed company’s board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

Our board of directors has undertaken a review of the independence of each director. Based on information provided by each director concerning their background, employment and affiliations, our board of directors has determined that four of our six directors, do not have relationships that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is “independent” as that term is defined under the listing standards of Nasdaq. In making such determination, our board of directors considered the relationships that each such non-employee director has with us and all other facts and circumstances that our board of directors deemed relevant in determining his independence, including the beneficial ownership of our capital stock by each non-employee director.

Board’s Role in Risk Oversight and Management

Our board of directors, as a whole and through its committees, is responsible for the oversight of risk management, while our management is responsible for the day-to-day management of risks faced by us. The board of directors receives regular reports from members of senior management on areas of material risk to the Company, including operational, financial, legal, regulatory, strategic and reputational risks. In its risk oversight role, our board of directors has the responsibility to satisfy itself that the risk management processes designed and implemented by management are adequate and functioning as designed.

Committees of Our Board of Directors

Our board of directors has established an audit committee, a business development and marketing committee, a compensation committee, and a nominating and corporate governance committee. The composition and responsibilities of each committee of our board of directors are described below. Members serve on these committees until their resignation or until otherwise determined by our board of directors. Our board of directors may establish other committees as it deems necessary or appropriate from time to time.

Although each committee is directly responsible for evaluating certain enumerated risks and overseeing the management of such risks, the entire board of directors is generally responsible for and is regularly informed through committee reports about such risks and any corresponding remediation efforts designed to mitigate such risks. In addition, appropriate committees of the board of directors receive reports from senior management within the organization in order to enable the board of directors to understand risk identification, risk management and risk mitigation strategies. When a committee receives such a report, the chairman of the relevant committee reports on the discussion to the full board of directors during the committee reports portion of the next board of directors meeting. This enables the board of directors and its committees to coordinate the risk oversight role.

Audit Committee

The members of our audit committee are Grainne Coen, Jeannie Mun, and Christopher H. “Toby” Smith. Ms. Coen chairs the audit committee. After reviewing the qualifications of the current members of the audit committee, and any relationships they may have with us that might affect their independence, the board of directors has determined that all current audit committee members are “independent” as that concept is defined in Section 10A of the Exchange Act, all current audit committee members are “independent” as that concept is defined in the applicable rules of The Nasdaq Stock Market, LLC, all current audit committee members are financially literate, and both Ms. Coen and Ms. Mun qualify as an “audit committee financial expert” under the applicable rules promulgated pursuant to the Exchange Act.

The audit committee’s main function is to oversee our accounting and financial reporting processes, internal systems of control, independent registered public accounting firm relationships and the audits of our financial statements. The committee’s responsibilities include, among other things:

•	appointing, approving the compensation of and assessing the independence of our registered public accounting firm;

•	overseeing the work of our independent registered public accounting firm, including through the receipt and consideration of reports from such firm;

•	reviewing and discussing with management and the independent registered public accounting firm our annual and quarterly financial statements and related disclosures;

•	monitoring our internal control over financial reporting, disclosure controls and procedures and code of business conduct and ethics;

•	overseeing our internal audit function;

•	overseeing our risk assessment and risk management policies;

•	establishing policies regarding hiring employees from the independent registered public accounting firm and procedures for the receipt and retention of accounting related complaints and concerns;

•	meeting independently with our internal auditing staff, independent registered public accounting firm and management;

•	reviewing and approving or ratifying any related person transactions; and

•	preparing the audit committee report required by SEC rules.

All audit and non-audit services, other than de minimis non-audit services, to be provided to us by our independent registered public accounting firm must be approved in advance by our audit committee.

Business Development and Marketing Committee

The members of our business development and marketing committee are Grainne Coen, Elisabeth DeMarse, and Jeannie Mun. Ms. DeMarse chairs the business development and marketing committee. This committee’s responsibilities include, among other things:

•	identifying and creating plans to fulfill relevant short and long-term goals from the Kubient strategic plan;

•	maintaining the integrity and increasing the awareness of the Kubient brand;

•	recommending an annual marketing budget;

•	developing and implementing a comprehensive marketing and communications strategy;

•	working with the executive team on short and long-term marketing needs;

•	setting priorities for marketing efforts;

•	assisting with the continued development of the website and ensuring relevant and current content;

•	determining and engaging audience through various media channels; and

•	identifying collaborative opportunities with businesses and organizations on new and existing events.

Compensation Committee

The members of our compensation committee are Grainne Coen, Jeannie Mun, and Christopher H. “Toby” Smith. Ms. Mun chairs the compensation committee. Each member of our compensation committee is a non-employee director, as defined in Rule 16b-3 promulgated under the Exchange Act and an outside director, as defined pursuant to Section 162(m) of the Internal Revenue Code of 1986, as amended. The primary purpose of our compensation committee is to discharge the responsibilities of our board of directors in overseeing our compensation policies, plans and programs and to review and determine the compensation to be paid to our executive officers, directors and other senior management, as appropriate. Specific responsibilities of our compensation committee include, among other things:

•	reviewing and recommending corporate goals and objectives relevant to the compensation of our chief executive officer and other executive officers;

•	making recommendations to our board of directors with respect to, the compensation level of our executive officers;

•	reviewing and recommending to our board of directors employment agreements and significant arrangements or transactions with executive officers;

•	reviewing and recommending to our board of directors with respect to director compensation; and

•	overseeing and administering our equity-based incentive plan or plans.

With respect to director compensation, our compensation committee is responsible for reviewing the compensation paid to members of the board and recommending modifications to board compensation that the compensation committee determines are appropriate and advisable to the board for its approval from time to time. In this regard, the compensation committee may request that management report to the compensation committee periodically on the status of the board’s compensation in relation to other similarly situated companies.

In determining compensation for our executive officers, the compensation committee typically considers, but is not required to accept, the recommendations of our Chief Executive Officer regarding the performance and proposed base salary and bonus and equity awards for the other executive officers, as well as himself. The compensation committee may also request the assistance of our Chief Financial Officer in evaluating the financial, accounting and tax implications of various compensation awards paid to the executive officers. However, our Chief Financial Officer does not determine the amounts or types of compensation paid to the executive officers. Our Chief Executive Officer and certain of our other executive officers may attend compensation committee meetings, as requested by the compensation committee. None of our executive officers, including our Chief Executive Officer, will attend any portion of the compensation committee meetings during which the executive officer’s compensation is established and approved.

Nominating and Corporate Governance Committee

The members of our nominating and corporate governance committee are Elisabeth DeMarse, Jeannie Mun, and Christopher H. “Toby” Smith. Mr. Smith chairs the nominating and corporate governance committee. This committee’s responsibilities include, among other things:

•	identifying and evaluating candidates, including the nomination of incumbent directors for reelection and nominees recommended by stockholders, to serve on our board of directors;

•	considering and making recommendations to our board of directors regarding the composition and chairmanship of the committees of our board of directors;

•	developing and recommending to our board of director’s corporate governance principles, codes of conduct and compliance mechanisms; and

•	overseeing periodic evaluations of the board of directors’ performance, including committees of the board of directors.

When evaluating director candidates, the nominating and corporate governance committee may consider several factors, including relevant experience, independence, commitment, compatibility with the Chief Executive Officer and the board of directors’ culture, prominence and understanding of the Company’s business, as well as any other factors the corporate governance and nominating committee deems relevant at the time. The corporate governance and nominating committee makes a recommendation to the full board of directors as to any person it believes should be nominated by our board of directors, and our board of directors determines the nominees after considering the recommendation and report of the corporate governance and nominating committee.

Any director or executive officer of the Company may recommend a candidate to the nominating and corporate governance committee for its consideration. The nominating and corporate governance committee will also consider nominees to our board of directors recommended by stockholders if stockholders comply with the advance notice requirements in our bylaws. Our bylaws provide that a stockholder who wishes to nominate a person for election as a director at a meeting of stockholders must deliver timely written notice to our Corporate Secretary at the following address:

Paul Roberts

Interim Chief Executive Officer

Kubient, Inc.

228 Park Avenue South

Suite 72602

New York, New York 10003-1502

This notice must contain, as to each nominee, all of the information relating to such person as would be required to be disclosed in a proxy statement meeting the requirements of Regulation 14A under the Exchange Act and certain other information, including: the name and address of the stockholder delivering the notice as it appears on our books; the class and number of shares owned beneficially and of record by such stockholder; information about derivative instruments beneficially owned by such stockholder and any opportunity to profit or share in any profit derived from any increase or decrease in the value of the shares of our stock; any proxy, contract, arrangement, understanding or relationship pursuant to which such stockholder has a right to vote any shares of our stock; any short interest in any of our securities held by such stockholder; any rights to dividends on shares of our stock owned beneficially or of record by such stockholder that are separated or separable from the underlying shares of stock; any proportionate interest in shares of our stock or derivative instruments held by a general or limited partnership in which such stockholder is, or owns a beneficial interest in, the general partner; any performance-related fees to which such stockholder is entitled based on the value of our securities; any arrangement or understanding between such stockholder and the proposed nominee; and whether such stockholder intends to deliver a solicitation notice, as more fully described in our bylaws. The foregoing summary does not include all requirements a stockholder must satisfy in order to nominate a candidate to our board of directors. Stockholders who wish to recommend a nominee to our board of directors should carefully read our bylaws, which are available at https://Kubient.com. The inclusion of our website address in this report does not include or incorporate by reference the information on our website into this report.

Board Diversity

Our nominating and corporate governance committee is responsible for reviewing with board of directors, on an annual basis, the appropriate characteristics, skills and experience required for the board of directors as a whole and its individual members. In evaluating the suitability of individual candidates (both new candidates and current members), the nominating and corporate governance committee, in recommending candidates for election, and the board of directors, in approving (and, in the case of vacancies, appointing) such candidates, will take into account many factors, including the following:

•	personal and professional integrity, ethics and values;

•	experience in corporate management, such as serving as an officer or former officer of a publicly-held company;

•	development or commercialization experience in large consumer products companies;

•	experience as a board member or executive officer of another publicly-held company;

•	strong finance experience;

•	diversity of expertise and experience in substantive matters pertaining to our business relative to other board members;

•	diversity of background and perspective, including with respect to age, gender, race, place of residence and specialized experience;

•	conflicts of interest; and

•	practical and mature business judgment.

Currently, our board of directors evaluates each individual in the context of the board of directors as a whole, with the objective of assembling a group that can best maximize the success of the business and represent stockholder interests through the exercise of sound judgment using its diversity of experience in these various areas.

Director Nomination Process

Our board of directors believes that its directors should have the highest professional and personal ethics and values, consistent with the Company’s longstanding values and standards. They should have broad experience at the policy-making level in business, government or civic organizations. They should be committed to enhancing stockholder value and should have sufficient time to carry out their duties and to provide insight and practical wisdom based on their own unique experience. Each director must represent the interests of all stockholders. When considering potential director candidates, our board of directors also considers the candidate’s independence, character, judgment, diversity, age, skills, including financial literacy, and experience in the context of our needs and those of our board of directors. Our board of directors believe that diversity is an important attribute of the members who comprise our board of directors and that the members should represent an array of backgrounds and experiences and should be capable of articulating a variety of viewpoints. Our board of directors priority in selecting board members is the identification of persons who will further the interests of our stockholders through his or her record of professional and personal experiences and expertise relevant to our business.

Stockholder Nominations to the Board of Directors

Our bylaws provides that our board of directors will accept for consideration submissions from stockholders of recommendations for the nomination of directors. Acceptance of a recommendation for consideration does not imply that the board of directors will nominate the recommended candidate. Director nominations by a stockholder or group of stockholders for consideration by our stockholders at our annual meeting of stockholders, or at a special meeting of our stockholders that includes on its agenda the election of one or more directors, may only be made pursuant to our bylaws or as otherwise provided by law. Nominations pursuant to our bylaws are made by delivering to our Corporate Secretary, within the time frame described in our bylaws, all of the materials and information that our bylaws require for director nominations by stockholders.

No person shall be eligible to serve as a director of the Company unless nominated in accordance with the procedures set forth in our bylaws and any nominee proposed by a stockholder not nominated in accordance with our bylaws shall not be considered or acted upon for execution at such meeting. Stockholders’ notice for any proposals requested to be included in our prospectus pursuant to Rule 14a-8 under the Exchange Act (including director nominations), must be made in accordance with that rule.

There were no material changes to the procedures by which stockholders may recommend nominees to the Company’s board of directors during the year ended December 31, 2020.

Role of Board in Risk Oversight Process

Our board of directors has responsibility for the oversight of the Company’s risk management processes and, either as a whole or through its committees, regularly discusses with management our major risk exposures, their potential impact on our business and the steps we take to manage them. The risk oversight process includes receiving regular reports from board committees and members of senior management to enable our board to understand the company’s risk identification, risk management and risk mitigation strategies with respect to areas of potential material risk, including operations, finance, legal, regulatory, strategic and reputational risk.

The audit committee reviews information regarding liquidity and operations, and oversees our management of financial risks. Periodically, the audit committee reviews our policies with respect to risk assessment, risk management, loss prevention and regulatory compliance. Oversight by the audit committee includes direct communication with our external auditors, and discussions with management regarding significant risk exposures and the actions management has taken to limit, monitor or control such exposures. The compensation committee is responsible for assessing whether any of our compensation policies or programs has the potential to encourage excessive risk-taking. The nominating and corporate governance committee manages risks associated with the independence of the board, corporate disclosure practices, and potential conflicts of interest. While each committee is responsible for evaluating certain risks and overseeing the management of such risks, the entire board is regularly informed through committee reports about such risks. Matters of significant strategic risk are considered by our board of directors as a whole.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our officers, directors, and persons who own more than ten percent of a registered class of our equity securities to file reports of securities ownership and changes in such ownership with the SEC. Officers, directors, and greater-than-ten-percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms that they file.

Based solely upon a review of Forms 3, Forms 4, and Forms 5 furnished to us pursuant to Rule 16a-3 under the Exchange Act, we believe that all such forms required to be filed pursuant to Section 16(a) of the Exchange Act during the year ended December 31, 2020 were timely filed, as necessary, by the officers, directors, and security holders required to file such forms except for the following:

Mr. Christopher Andrews filed a Form 5 in lieu of filing a timely Form 4 with respect to one transaction;

Mr. Peter A. Bordes, Jr. filed a Form 5 in lieu of filing a timely Form 4 with respect to two transactions;

Mr. Paul Roberts filed a Form 5 in lieu of filing a timely Form 4 with respect to two transactions;

Mr. Christopher H. Smith filed a Form 5 in lieu of filing a timely Form 4 with respect to one transaction; and

Mr. Joshua Weiss filed a Form 5 in lieu of filing a timely Form 4 with respect to one transaction.

Code of Business Conduct and Ethics

We have adopted a written code of business conduct and ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A current copy of the code is posted on the Corporate Governance section of our website, www.Kubient.com. In addition, we post on our website all disclosures that are required by law or the listing standards of The Nasdaq Capital Market concerning any amendments to, or waivers from, any provision of the code. The reference to our website address does not constitute incorporation by reference of the information contained at or available through our website, and you should not consider it to be a part of this report.

ITEM 11. EXECUTIVE COMPENSATION

As an emerging growth company under the JOBS Act, we have opted to comply with the executive compensation disclosure rules applicable to “smaller reporting companies” as such term is defined in the rules promulgated under the Securities Act, which permit us to limit reporting of executive compensation to our principal executive officer and our two (2) other most highly compensated named executive officers.

Summary Compensation Table

The following table provides information regarding the compensation awarded to or earned during 2019 and 2020, as applicable, by our named executive officers.

Name and Principal Position	Year	Salary	Bonus		Stock awards (1)		Option and warrant awards (1)		All other compensation (2)	Total
Paul Roberts	2020	$171,458	$590,000	(3)	$35,569	(4)	$-		$33	$797,060
Interim Chief Executive Officer (5)	2019	$155,760	$-		$-		$-		$-	$155,760
Joshua Weiss	2020	$263,282	$82,500		$79,584	(6)	$-		$22,775	$448,141
Chief Financial Officer (7)
Peter Bordes	2020	$116,154	$305,000	(8)	$42,150	(9)	$-		$53,900	$517,204
Former Chief Executive Officer (5)	2019	$75,000	$-		$-		$479	(10)	$-	$75,479
Pavel Medvedev	2020	$219,583	$90,000		$-		$-		$36	$309,619
Chief Technology Officer (11)	2019	$141,667	$-		$412,500	(12)	$103,633	(13)	$-	$657,800

(1) The amounts reported in these columns represent the grant date fair value of the stock, option and warrant awards granted during the years ended December 31, 2019 and 2018, calculated in accordance with FASB ASC Topic 718.

(2) Includes health benefits paid for by the Company.

(3) Consists of (i) a $250,000 cash bonus related to Mr. Robert's efforts in connection with the Company's IPO, (ii) a $250,000 cash bonus in related to Mr. Robert's efforts in connection with the Company's follow-on offering, and (iii) a $90,000 contractual annual performance bonus.

(4) On November 20, 2020, Paul Roberts was issued 12,658 shares of the Company's common stock for services rendered.

(5) Peter Anthony Bordes, Jr. began his employment with the Company on May 15, 2019. On October 31, 2020, the Company’s board of directors accepted Mr. Bordes’ resignation from his position as Chief Executive Officer of the Company. Mr. Bordes will continue to serve as a member of the board. Also effective October 31, 2020, the Company’s board of directors appointed Paul Roberts, the Company’s Chief Strategy Officer, President and Chairman of the Board, as Interim Chief Executive Officer of the Company.

(6) Consists of (i) 10,000 shares of the Company's common stock earned by Joshua Weiss during the year ended December 31, 2020 for services in connection with the Company's public offering which closed on December 28, 2020, (ii) 2,222 shares of the Company's common stock earned by Joshua Weiss on March 22, 2020 for services rendered, and (iii) 6,329 shares of the Company's common stock issued to Joshua Weiss on November 20, 2020 for services rendered.

(7) Joshua Weiss began his employment with the Company on December 23, 2019.

(8) Consists of (i) a $40,000 cash bonus related to Mr. Bordes’ efforts in connection with the Company's IPO, and (ii) a $265,000 cash payment in connection with the Bordes Agreement as defined below.

(9) On November 20, 2020, Peter Bordes was issued 15,000 shares of the Company's common stock in connection with the Bordes Agreement as defined below.

(10) On October 2, 2019, Peter Anthony Bordes, Jr. was issued a four-year option to purchase 2,967 shares of common stock at an exercise price of $33.75 per share that vests over four years.

(11) Pavel Medvedev began his employment with the Company on April 16, 2018.

(12) During 2018, Pavel Medvedev was transferred 83,334 shares of the Company’s common stock from Paul Roberts for services Mr. Medvedev provided to the Company.

(13) On April 16, 2018, Pavel Medvedev was issued a five-year warrant to purchase 27,778 shares of common stock at an exercise price of $4.95 per share that vested immediately.

Narrative to Summary Compensation Table

Executive Compensation Considerations

The Company’s compensation committee reviews financial information and other performance metrics relative to the historical compensation of executive management and comparative information prepared internally. The compensation committee also reviews management’s recommendations for compensation levels of all of the Company’s named executive officers and considered these recommendations with reference to relative compensation levels of like-size institutions. The totality of the information reviewed by the compensation committee is considered when establishing current executive salary levels, and similar analysis is expected to be considered when reviewing and establishing future salaries and long-term incentives. The Company’s compensation policies and practices are designed to ensure that they do not foster risk taking above the level of risk associated with the Company’s business model. For this purpose, the compensation committee generally considers the Company’s financial performance, comparing that performance to the performance metrics included in the Company’s strategic plan. The compensation committee also generally evaluates management’s compensation in light of other specific risk parameters. The Company’s compensation programs are aimed at enabling it to attract and retain the best possible executive talent and rewarding those executives commensurate with their ability and performance. The Company’s compensation programs consist primarily of base salary and bonus.

Base Salary

Base salaries for named executive officers are determined in the same manner as those other salaried employees. Salary guidelines are established by comparing the responsibilities of the individual’s position in relation to similar positions in other companies of similar size in our industry.

Bonuses

No bonuses were paid in fiscal 2019.

In fiscal 2020, the Company’s named executive officers earned bonuses in connection with their efforts regarding the Company’s IPO, the Company’s and follow-on offering preparations, launch and closing, including the incursion of significant additional duties in connection with the successful consummation of the IPO and follow-on offering, and their performance during 2020.

Section 162(m) of the Code

Section 162(m) of the Code generally limits the corporate tax deduction for compensation in excess of $1 million that is paid to our named executive officers. Section 162(m) of the Code was amended by the Tax Cut and Jobs Act of 2018 so that the exceptions for payment of “performance-based compensation” or commissions have been eliminated. However, none of our named executive officers received annual compensation in excess of $1 million as of December 31, 2020.

Employment Agreements; Potential Payments Upon Termination or Change-in-Control

We have entered into employment agreements with Paul Roberts, Joshua Weiss, Pavel Medvedev, and Christopher Francia.

The terms of Mr. Roberts’ employment agreement, which was entered into on May 26, 2017 and amended October 2, 2019 solely to reflect his change in position at the Company to Chief Strategy Officer and President, provide for an annual base salary of $120,000, plus an annual bonus of up to 30% of his base salary based upon the achievement of certain performance goals to be established by the board of directors or a committee of the board of directors. Upon a termination for any reason, Mr. Roberts is entitled to any unpaid but accrued portion of his base salary earned through the date of his termination, payment for any accrued but unused vacation time, any expenses owed to him pursuant to his employment agreement, and any amounts owed under the Company’s benefit plans. In the event Mr. Roberts is terminated without cause or that Mr. Roberts resigns for Good Reason (as defined in his employment agreement), Mr. Roberts shall be entitled to six month’s salary plus one additional month of salary for each full year of his service to the Company, continued healthcare coverage for the earlier of (i) six months plus one additional month of additional coverage for each full year of his service to the Company, or (ii) until such time as Mr. Roberts becomes eligible for health coverage under another employer’s plan, and immediate vesting of any equity awards that would have become vested and exercisable during the six months after his termination, plus one additional month of salary for each full year of his service to the Company. Mr. Roberts was also granted options to purchase 33,334 shares of the Company’s common stock at $2.97 per share for a five-year period, pursuant to the terms, conditions and vesting schedule set forth in the corresponding Non-Qualified Option Agreement. Upon a change in control, all outstanding awards due to Mr. Roberts automatically vest upon a change in control of the Company. On October 1, 2020, the board of directors increased the Reporting Person’s salary under his employment agreement, to $300,00 per annum to reflect his appointment as Interim Chief Executive Officer of the Company.

The terms of Mr. Weiss’ employment agreement, which was entered into on December 23, 2019, provide for an annual base salary of $150,000, until March 22, 2020, when Mr. Weiss’ base salary was increased to $275,000. Upon execution of his employment agreement, Mr. Weiss was granted options to purchase 16,667 shares of the Company’s common stock at $33.75 per share for a five-year period, pursuant to the terms, conditions and vesting schedule set forth in the corresponding Non-Qualified Option Agreement. Pursuant to the terms of his employment agreement, Mr. Weiss was awarded 2,223 shares of the Company’s common stock on March 22, 2020. Mr. Weiss is also entitled to an annual bonus of up to 30% of his base salary based upon the achievement of certain performance goals to be established by the board of directors or a committee of the board of directors. Upon a termination for any reason, Mr. Weiss is entitled to any unpaid but accrued portion of his base salary earned through the date of his termination, payment for any accrued but unused vacation pay, any expenses owed to him pursuant to his employment agreement, and any amounts owed under the Company’s benefit plans. In the event Mr. Weiss is terminated without cause or that Mr. Weiss resigns for Good Reason (as defined in his employment agreement), Mr. Weiss shall be entitled to six month’s salary paid in one lump sum, six months continued healthcare coverage plus one additional month of salary for each full year of his service to the Company, and immediate vesting of any equity awards that would have become vested and exercisable during the three months after his termination. Upon a change in control, all outstanding awards due to Mr. Weiss automatically vest upon a change in control of the Company.

The terms of Mr. Medvedev’s employment agreement, which was entered into on April 16, 2018, provide for an annual base salary of $200,000, plus quarterly bonuses of eight percent of all net revenue generated by introductions made by Mr. Medvedev to us. Mr. Medvedev was granted 27,778 warrants to purchase our common stock, as well as 83,334 warrants to purchase common stock which might be issued upon the achievement of certain performance goals set forth in the agreement. Upon termination for any reason, Mr. Medvedev is entitled to the continuation of his Net Revenue Bonus (as defined in his employment agreement) for the earlier of: eighteen months from the date such bonus commences, or three months from the termination of his employment with the Company. The Company agreed to grant Mr. Medvedev options to purchase 22,223 shares of the Company’s common stock at $4.95 per share that vest over a three year period, pursuant to the terms, conditions and vesting schedule set forth in the corresponding Non-Qualified Option Agreement and conditions of his employment agreement. However, Mr. Medvedev’s employment agreement was subsequently amended on November 21, 2019 to reflect that Mr. Medvedev has received a total of 83,334 shares of common stock from Mr. Paul Roberts, the Company’s Interim Chief Executive Officer, Chief Strategy Officer, President and Chairman, and 27,778 five-year warrants at an exercise price of $4.95 per share in lieu of the warrants and options originally set forth in his employment agreement, and that no further equity awards will be made to Mr. Medvedev pursuant to the terms of his employment agreement with the Company.

The terms of Mr. Francia’s employment agreement, which was entered into on May 26, 2017, provide for an annual base salary of $94,000. Mr. Francia was also granted four-year options to purchase 3,223 shares of the Company’s common stock at $2.97 per share that vest over four years, pursuant to the terms, conditions and vesting schedule set forth in the corresponding Non-Qualified Option Agreement. Upon a termination for any reason, Mr. Francia is entitled to any unpaid but accrued portion of his base salary earned through the date of his termination, payment for any accrued but unused vacation time, any expenses owed to him pursuant to his employment agreement, and any amounts owed under the Company’s benefit plans.

In addition to the employment agreements discussed above, we entered into two separation agreements with named executive officers.

On October 31, 2020, the Company’s board of directors accepted Peter A. Bordes, Jr.’s resignation from his position as Chief Executive Officer of the Company. Mr. Bordes will continue to serve as a member of the board. In connection with his resignation, the Company entered into a Separation and Consulting Agreement (the “Bordes Agreement”) with Mr. Bordes on October 31, 2020. Under the terms of the Bordes Agreement, which supersedes and replaces Mr. Bordes’ employment agreement with the Company, Mr. Bordes agreed to provide consulting services from October 31, 2020 until April 30, 2021 in order to assist the Company in the transition of his duties and responsibilities. The Bordes Agreement provides that, among other things, the Company shall pay Mr. Bordes a lump sum of $265,000, less applicable taxes and withholding, in separation pay; the Company shall pay Mr. Bordes a lump sum of $40,000, less applicable taxes and withholding, as a bonus for his contributions to the success of the Company’s initial public offering; the Company will award Mr. Bordes 15,000 shares of the Company’s common stock in addition to the stock incentive awards already issued to Mr. Bordes under 2017 Plan; and the Company will pay Mr. Bordes $15,000 per month paid in advance on the first of each month for services performed during the term of the Bordes Agreement. Mr. Bordes’ receipt of the aforementioned payments and benefits is conditioned upon the fulfillment of his obligations under the Bordes Agreement, consideration for the waiver and release of claims set forth in the Bordes Agreement, and Mr. Bordes’ compliance with the confidentiality, non-solicitation, non-disparagement and other standard covenants set forth in the Bordes Agreement. Mr. Bordes has also agreed to indemnify the Company for losses arising out of the Bordes Agreement, including the provision of consulting services to the Company thereunder.

On January 28, 2021, the Company entered into a Separation Agreement and General Release (the “Andrews Agreement”) concluding Christopher Andrews’ tenure as Chief Digital Officer of the Company. The Andrews Agreement, which supersedes and replaces Mr. Andrews’ employment agreement with the Company, provides that, among other things, Mr. Andrews’s last date of employment with the Company was January 31, 2021; the Company shall pay Mr. Andrews a lump sum of $90,000, less applicable taxes and withholding and other legal deductions, in severance pay; the Company shall pay Mr. Andrews a lump sum of $9,212, which is equivalent of the cost of six months’ COBRA continuation healthcare coverage; and the Company may reimburse Mr. Andrews $2,500 to cover attorneys’ fees he may incur due to obtaining an attorney for review of the Andrews Agreement. Mr. Andrews’ receipt of the aforementioned payments and benefits is conditioned upon the fulfillment of his obligations under the Andrews Agreement, consideration for the waiver and release of claims set forth in the Andrews Agreement, and Mr. Andrews’ compliance with the non-solicitation, non-disparagement, and other standard covenants set forth in the Andrews Agreement.

Stock Option and Other Compensation Plans

The 2017 Plan was originally adopted by our board of directors and approved by our stockholders on September 12, 2017, and was subsequently amended and restated on June 5, 2019. The purposes of the 2017 Plan are to attract and retain the best available personnel for positions of substantial responsibility, to provide additional incentive to our service providers and to promote the success of the Company’s business. We have reserved 333,334 shares of our common stock to issue awards under our 2017 Plan.

Shares Available for Awards

As of December 31, 2020, there were options to purchase 118,412 shares of our common stock with a weighted average exercise price of $15.22 per share that were outstanding under the 2017 Plan. As of December 31, 2020, a total of 38,433 shares of common stock were issued under the 2017 Plan. Accordingly, as of December 31, 2020, 176,489 shares of common stock remained available for future issuance under the 2017 Plan.

Eligibility

The persons eligible to receive awards under our 2017 Plan are our employees, directors and consultants. However, only employees are eligible to receive awards of incentive stock options (“ISOs”) within the meaning of Section 422 of the Code.

Administration

Our 2017 Plan provides that it shall be administered by our board of directors or, if so delegated, a committee appointed by our board of directors. The party administering our 2017 Plan, whether it is our board of directors or a committee appointed by our board of directors, is referred to under the 2017 Plan as the “administrator”. Subject to the terms of our 2017 Plan, the administrator is authorized to (i) determine the fair market value of our common stock, (ii) select eligible persons to receive awards, (iii) determine the number of shares of our common stock to which awards will relate, (iv) approve forms of award agreement for use under the 2017 Plan, (v) determine the terms and conditions of awards, including exercise price, time or timing of award exercisability, or any vesting acceleration or waiver of forfeiture restrictions, (vi) determine whether to institute and determine the conditions of an award exchange program, (vii) construe the terms of the 2017 Plan and awards granted thereunder, (viii) prescribe, amend and rescind rules and regulations relating to the 2017 Plan (including any foreign sub-plans), (ix) modify or amend any award, including discretion to extend the post-termination exercisability period or maximum term of an option, (x) determine how participants may satisfy tax withholding obligations and the acceptable form of consideration for exercising an option, (xi) authorize any person to execute any award agreement previously granted by the administrator, (xii) allow a participant to defer the receipt of the payment of cash or receipt of common shares that otherwise would be due to such participant, and (xiii) make all other determinations deemed necessary or advisable for administering the 2017 Plan.

Stock Options

Incentive and nonstatutory stock options are granted pursuant to stock option agreements adopted by the administrator. The term of an option will be no more than ten years, and no more than five years with respect to any ISO granted to a participant who, at the time of grant, owns stock representing more than 10% of the total combined voting power of all classes of stock of the Company, or any parent or subsidiary (a “10% Stockholder”). Generally, the exercise price for an incentive stock option or a nonstatutory stock option cannot be less than 100% of the fair market value of the common stock subject to the option on the date of grant. However, any ISO granted to a 10% Stockholder may not have an exercise price per share less than 110% of the fair market value per share on the date of grant. Notwithstanding the above, options may be granted with a per share exercise price of less than 100% of fair market value per share on the date of grant pursuant to certain transactions and in a manner consistent with Section 424(a) of the Code. A stock option agreement may provide for early exercise prior to vesting and the administrator may at any time offer to buy out any option previously granted.

For purposes of the 2017 Plan, “fair market value” means (i) if our common stock is listed on an established stock exchange, the closing sales price on such exchange on the date of determination, or if no closing bid was reported for such date, the next earliest date or (ii) if our common stock is not listed on an established stock exchange, the value determined in good faith by the administrator. At the time of grant, the administrator shall determine the acceptable form of consideration for exercising an option, which may consist of cash, check, promissory note (to the extent permitted by law), other shares of our common stock, consideration received by the Company through a cashless exercise program, by net exercise or by any other consideration or method of payment. Options will be exercisable as provided under the terms of the 2017 Plan and at such times set forth in the applicable award agreement. An option will be deemed exercised when the Company receives (i) written or electronic notice of exercise, (ii) full payment for the exercised shares (including any applicable tax withholding), and (iii) such representations and documents deemed necessary or advisable by the administrator.

If an optionee ceases to be a service provider, other than upon termination due to death or disability, the optionee may exercise his or her option within 30 days of termination, or such longer period of time specified in the award agreement (but in no case after the expiration date of the option), to the extent such option is vested on the date of termination. If an optionee ceases to be a service provider due to death or disability, the optionee or his or her beneficiary, may exercise any vested options up to six months following termination (but in no case after the expiration date of the option). Any shares covered by any unvested portion of the option which is forfeited will revert to the 2017 Plan and again be available for grant. The option agreement may provide for early exercise prior to vesting or a right of repurchase.

Limitations

The aggregate fair market value, determined at the time of grant, of shares of our common stock with respect to ISOs that are exercisable for the first time by an optionee during any calendar year under all of our stock plans may not exceed $100,000. The options or portions of options that exceed this limit are treated as nonstatutory stock options.

Restricted Stock

Our 2017 Plan also permits the issuance of restricted stock. Restricted stock represents the purchase of our common stock that is subject to restrictions with respect to sale and transferability of such shares until the stock vests pursuant to the terms of the award agreement.

Restricted Stock Units

Our 2017 Plan also permits the issuance of restricted stock units, or RSUs, to our service providers. RSUs granted under our 2017 Plan represent the right to receive shares of our common stock or a cash payment at a specified future date or event and may be subject to vesting requirements.

Other Stock-Based Awards

Our 2017 Plan permits the issuance of other awards may be paid in shares of common stock, cash or other property as standalone payment and or payment in lieu of compensation.

Adjustments

In the event of an equity restructuring as defined in the 2017 Plan, such as a stock split, stock dividend, merger or other recapitalization, the 2017 Plan provides for the proportional adjustment of the number of shares reserved under the 2017 Plan and the number of shares and exercise or purchase price, if applicable, of all outstanding stock awards.

Merger or Change in Control

Unless otherwise provided in the award agreement, in the event of certain corporate transactions, any or all outstanding stock awards under the 2017 Plan may be treated as the administrator determines absent participant consent: that the awards will (i) be assumed or substituted for by any successor corporation, (ii) terminate upon or immediately prior to any such transaction, (iii) vest and become exercisable or payable in whole or in part upon the effectiveness of such transaction, (iv) be terminated in exchange or in replacement for cash or property that would have been realized upon the exercise or realization of such award, or (v) be handled in any combination of the above. If the successor corporation elects not to assume or substitute for such awards, the vesting of such stock awards will accelerate and all restrictions shall lapse. In the event of our dissolution or liquidation, all outstanding options and stock appreciation rights under the 2017 Plan will terminate immediately prior to such event.

Amendment and Termination

Our board of directors has the authority to amend, alter, suspend or terminate the 2017 Plan with stockholders approval as required by law. However, no amendment or termination of the plan may adversely affect any rights under awards already granted to a participant without the affected participant’s consent.

Founder Employee Incentive Program

On July 2, 2020, the Company’s board of directors adopted the Founder Employee Incentive Program (the “Founder Program”) under the 2017 Plan. The purposes of the Founder Program are to offer near-term and long-term incentives to founder employees of the Company that are intended to keep such employees in the employ of the Company, and that are based on individual performance, the achievement of financial goals of the Company and the total return to the Company’s stockholders. As of March 23, 2021, no awards have been made under the Founder Program.

Outstanding Equity Awards at 2020 Fiscal Year End

The following table provides information with respect to holdings of unvested options and stock awards held by our named executive officers, at December 31, 2020.

Option Awards
	Number of	Number of
	securities	securities
	underlying	underlying
	unexercised	unexercised
	option	option	Option	Option
	exercisable	unexercisable	exercise price	expiration
Name	(#)	(#)	($)	date
Paul Roberts	27,066	6,268	$2.97	9/15/2021
Joshua Weiss	4,164	12,503	$33.75	12/23/2029

Warrant Awards
	Number of	Number of
	securities	securities
	underlying	underlying
	unexercised	unexercised
	warrant	warrant	Warrant	Warrant
	exercisable	unexercisable	exercise price	expiration
Name	(#)	(#)	($)	date
Paul Roberts	55,541	-	$5.50	8/14/2025
Pavel Medvedev	27,778	-	$4.95	4/16/2023

Long-Term Incentive Plans

Except for the Founder Program discussed above, we currently have no long-term incentive plans. As of March 23, 2021, no awards have been made under the Founder Program.

Salary Reduction Program

In direct response to the uncertainties arising from the COVID-19 pandemic on the Company’s operations, on April 30, 2020, the Company’s board of directors approved an employee salary reduction program, whereby the Company is authorized to issue shares of its common stock in lieu of salaries to employees (“the Salary Reduction Program”). The value of such an equity award under the employee salary reduction program shall be equivalent to 150% of the cash compensation that otherwise would have been payable, based on the market value of the Company’s common stock on the date of issuance. On August 20, 2020, the Company’s board of directors approved a change to the Salary Reduction Program such that the Company was now authorized to satisfy its obligations to its employees by making a cash payment equal to 150% of the cash compensation that otherwise would have been payable. Accordingly, during the three months ended September 30, 2020 and after the closing of the IPO, the Company satisfied its obligation in full by paying cash to its employees in the aggregate amount of approximately $374,000, at which time the Salary Reduction Program was terminated.

Non-Employee Director Compensation

We do not have a formal policy with respect to compensation payable to our non-employee directors for service as directors. However, on November 5, 2020, the Company’s board of directors, including its compensation committee, determined that independent, non-employee directors would receive compensation for their service during fiscal year 2020 at the rate of $10,500 in cash per calendar quarter, plus 5,010 shares of the Company’s common stock, which shall be issued under the 2017 Plan and vest in full on January 15, 2021, subject to the director’s continued service as a member of the board on that date.

The table below shows the equity and other compensation granted to our non-employee directors during fiscal 2020:

	Fees Earned	Stock	Option	All Other
	or Paid	Awards (1)	Awards (1)	Compensation	Total
Grainne Coen	$42,000	$15,030	$-	$25,000	$82,030
Elisabeth DeMarse	$42,000	$15,030	$-	$-	$57,030
Jeannie Mun	$42,000	$15,030	$-	$-	$57,030
Christopher H. Smith	$42,000	$15,030	$-	$-	$57,030

(1) The amounts reported in these columns represent the grant date fair value of the stock awards granted during the year ended December 31, 2020, calculated in accordance with FASB ASC Topic 718.

Compensation Committee Interlocks and Insider Participation

Not applicable to smaller reporting companies.

Compensation Committee Report

Not applicable to smaller reporting companies.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the beneficial ownership of our common stock as of March 23, 2021 by:

•	each stockholder known by us to beneficially own more than 5% of our outstanding common stock;

•	each of our directors;

•	each of our named executive officers; and

•	all of our directors and executive officers as a group.

We have determined beneficial ownership in accordance with the rules of the SEC. These rules generally provide that a person is the beneficial owner of securities if such person has or shares the power to vote or direct the voting of securities, or to dispose or direct the disposition of securities. A security holder is also deemed to be, as of any date, the beneficial owner of all securities that such security holder has the right to acquire within 60 days after such date through (i) the exercise of any option or warrant, (ii) the conversion of a security, (iii) the power to revoke a trust, discretionary account or similar arrangement or (iv) the automatic termination of a trust, discretionary account or similar arrangement. Except as disclosed in the footnotes to this table and subject to applicable community property laws, we believe that each person identified in the table has sole voting and investment power over all of the shares shown opposite such person’s name.

The percentage of beneficial ownership is based on 13,873,510 shares of our common stock outstanding as of March 23, 2021.

Name of Beneficial Owner	Number of Shares	Percentage
Executive Officers and Directors
Paul Roberts(1)	2,209,826	15.83%
Christopher Andrews(2)	464,981	3.27%
Pavel Medvedev (3)	111,112	*
Christopher Francia (4)	84,910	*
Joshua Weiss (5)	24,453	*
Peter Anthony Bordes, Jr.(6)	767,160	5.33%
Grainne Coen	5,010	*
Jeannie Mun	5,010	*
Elisabeth DeMarse	5,010	*
Christopher H. “Toby” Smith(7)	40,206	*
All directors and executive officers as a group(8)	3,717,678	25.00%
5% Shareholders
Mithaq Capital SPC	1,194,705	8.61%

* Less than 1%

(1) Includes (i) 666,667 shares of common stock held by the Paul Roberts 2019 Annuity Trust, of which Mr. Roberts is a partial beneficiary, (ii) 30,554 shares of common stock underlying stock options that are exercisable or will become exercisable within 60 days, and (iii) 55,541 shares of common stock underlying stock warrants that are exercisable or will become exercisable within 60 days. Does not include 2,780 shares of common stock underlying unvested stock options.

(2) Includes 334,236 shares of common stock underlying stock warrants that are exercisable or will become exercisable within 60 days.

(3) Includes 27,778 shares of common stock underlying warrants that are exercisable or will become exercisable within 60 days.

(4) Includes 2,951 shares of common stock underlying stock options that are exercisable or will become exercisable within 60 days. Does not include 272 shares of common stock underlying unvested stock options.

(5) Includes 5,902 shares of common stock underlying stock options that are exercisable or will become exercisable within 60 days. Does not include 10,765 shares of common stock underlying unvested stock options.

(6) Includes (i) 62,470 shares of common stock held by Trajectory Capital, LLC, over which Mr. Bordes has voting and dispositive power, and (ii) 513,638 shares of common stock underlying stock warrants that are exercisable or will become exercisable within 60 days.

(7) Includes (i) 9,027 shares of common stock held by Mr. Smith's spouse, and (ii) 26,169 shares of common stock underlying warrants that are exercisable or will become exercisable within 60 days.

(8) Includes 996,769 shares of common stock underlying options or warrants that are exercisable or will become exercisable within 60 days.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Policies and Procedures for Related Person Transactions

Our board of directors has adopted written policies and procedures for the review of any transaction, arrangement or relationship in which we are a participant, the amount involved exceeds $120,000 and one of our executive officers, directors, director nominees or 5% stockholders, or their immediate family members, each of whom we refer to as a “related person,” has a direct or indirect material interest.

If a related person proposes to enter into such a transaction, arrangement or relationship, which we refer to as a “related person transaction,” the related person must report the proposed related person transaction to our Chief Financial Officer. The policy calls for the proposed related person transaction to be reviewed and, if deemed appropriate, approved by our audit committee. Whenever practicable, the reporting, review and approval will occur prior to entry into the transaction. If advance review and approval is not practicable, the committee will review, and, in its discretion, may ratify the related person transaction. The policy also permits the chairman of the committee to review and, if deemed appropriate, approve proposed related person transactions that arise between committee meetings, subject to ratification by the committee at its next meeting. Any related person transactions that are ongoing in nature will be reviewed annually.

A related person transaction reviewed under the policy will be considered approved or ratified if it is authorized by the committee after full disclosure of the related person’s interest in the transaction. As appropriate for the circumstances, the committee will review and consider:

•	the related person’s interest in the related person transaction;
•	the approximate dollar value of the amount involved in the related person transaction;
•	the approximate dollar value of the amount of the related person’s interest in the transaction without regard to the amount of any profit or loss;
•	whether the transaction was undertaken in the ordinary course of our business;
•	whether the terms of the transaction are no less favorable to us than terms that could have been reached with an unrelated third party; and
•	the purpose of, and the potential benefits to us of, the transaction.

The audit committee may approve or ratify the transaction only if the committee determines that, under all of the circumstances, the transaction is in our best interests. The committee may impose any conditions on the related person transaction that it deems appropriate.

In addition to the transactions that are excluded by the instructions to the SEC’s related person transaction disclosure rule, our board of directors has determined that the following transactions do not create a material direct or indirect interest on behalf of related persons and, therefore, are not related person transactions for purposes of this policy:

•	interests arising solely from the related person’s position as an executive officer of another entity (whether or not the person is also a director of such entity) that is a participant in the transaction, where (i) the related person and all other related persons own in the aggregate less than a 10% equity interest in such entity, (ii) the related person and his or her immediate family members are not involved in the negotiation of the terms of the transaction and do not receive any special benefits as a result of the transaction, and (iii) the amount involved in the transaction is less than the greater of $200,000 or 5% of the annual gross revenues of the company receiving payment under the transaction; and
•	a transaction that is specifically contemplated by provisions of our certificate of incorporation, as amended and restated, or bylaws.

The policy provides that transactions involving compensation of executive officers shall be reviewed and approved by the compensation committee in the manner specified in its charter. We have a written policy regarding the review and approval of related person transactions. With respect to such transactions, it is our policy for our board of directors to consider the nature of and business reason for such transactions, how the terms of such transactions compared to those which might be obtained from unaffiliated third parties and whether such transactions were otherwise fair to and in the best interests of, or not contrary to, our best interests. In addition, all related person transactions required prior approval, or later ratification, by our board of directors.

Related Party Transactions

In March 2019, we entered into a sublease (license) agreement with OneQube, Inc. that provides for rent payments by Kubient equal to $600 per desk per month and ends in June 2021. On June 18, 2020, the sublease (license) agreement was terminated. Our former Chief Executive Officer and current board member, Peter Bordes, is a stockholder of OneQube, Inc. He stepped down as Chief Executive Officer of OneQube, Inc. in June 2019 and continues to serve as Chairman of the Board of OneQube, Inc. During the year ended December 31, 2019, rent expense associated with the OneQube sublease was $91,169.

On June 18, 2020, the Company’s sublease agreement with OneQube, Inc. was terminated effective March 31, 2020. Pursuant to the termination agreement, the parties agreed that the Company shall have no obligation to pay OneQube any amount arising from its obligations under the sublease for rent during the period from January 1 to March 31, 2020. As a result of the termination and release, during the year ended December 31, 2020, the Company recognized the remaining liability and recorded a contribution of capital of $33,738.

During the year ended December 31, 2019, the Company advanced an aggregate of $75,000 to OneQube, Inc. in connection with a non-binding letter of intent between the parties that was eventually mutually terminated by the parties. $75,000 was repaid by OneQube, Inc. during the year ended December 31, 2019.

During the year ended December 31, 2019, Mr. Bordes purchased a Senior Note in the amount of $165,000 for gross proceeds of $150,000. During the year ended December 31, 2019, Mr. Bordes, the Company’s Chief Digital Officer and a board member each purchased Junior Notes in the amount of $308,000, $330,000 and $27,500, respectively, for aggregate gross proceeds of $605,000. Upon the closing of the IPO, such Senior Note and Junior Notes automatically converted into common stock and warrants at a conversion price of $3.50.

During the year ended December 31, 2020, the Company received aggregate proceeds of $685,000 in connection with three-year notes payable issued to three of its executive officers. The notes bear interest ranging from 0.91% and 1.60% per annum, payable annually. The outstanding principal and accrued and unpaid interest became immediately due and payable upon the Company’s initial public offering. Effective July 13, 2020, the holders agreed to amend the terms of the notes to provide for automatic conversion of principal and interest thereunder into shares of common stock and warrants to purchase shares of common stock at the public offering price per unit. The Company determined that the amended terms were debt modifications. Upon closing of the IPO on August 14, 2020, such notes payable, along with accrued interest of $6,048, automatically converted into an aggregate of 138,209 shares of common stock and five-year warrants to purchase 138,209 shares of common stock at an exercise price of $5.50 per share.

On July 28, 2020, the Company received proceeds of $150,000 in connection with a note payable that was issued to an entity controlled by our Chief Executive Officer. The Company repaid such note in full on September 24, 2020.

During the year ended December 31, 2019, the Company received non-interest-bearing advances in the aggregate amount of $29,905 from a company controlled by an executive officer. The Company repaid $29,000 and $905 during the years ended December 31, 2020 and 2019, respectively.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to the Company by Marcum, LLP for professional accounting services rendered for the fiscal years ended December 31, 2019 and 2020:

	Fiscal Year 2020	Fiscal Year 2019
Audit fees (1)	$266,032	$365,923
Audit related fees	-	-
Tax fees (2)	-	-
All other fees (3)	-	39,100
	$266,032	$405,023

(1) Audit fees consist of fees billed for services rendered for the audit of our financial statements and review of our financial statements included in our Quarterly Reports on Form 10–Q.

(2) Tax fees consist of fees billed for professional services related to the preparation of our U.S. federal and state income tax returns.

(3) All other fees consist of fees billed for professional services related to non-recurring fees related to the Registration Statement on Form S-1 and amendments thereto filed with the SEC in those years.

PART IV

ITEM 15. EXHIBITS

(a)	Exhibits.

Exhibit Number	Exhibit Descriptions	Incorporated by References	Filed	Number

3.1	Amended and Restated Certificate of Incorporation of Kubient, Inc.	S-1A	8/6/2020	3.1

3.2	Certificate of Correction to the Amended and Restated Certificate of Incorporation of Kubient, Inc.	S-1A	8/7/2020	3.2

3.3	Amended and Restated Bylaws of Kubient, Inc.	S-1A	7/30/2020	3.3

4.1	Description of Securities*

10.1	Amended and Restated Kubient, Inc. Incentive Stock Plan dated October 2, 2019+	DRS	11/26/2019

10.2	License Agreement with OneQube, Inc. dated June 1, 2018	DRS	11/26/2019	10.2

10.3	Sublease Termination Agreement with OneQube, Inc. dated June 18, 2020	S-1	7/2/2020	10.3

10.4	Employment Agreement with Christopher Andrews dated June 17, 2019+	DRS	11/26/2019	10.4

10.5	Employment Agreement with Peter Bordes dated May 15, 2019+	DRS	11/26/2019	10.5

10.6	Employment Agreement with Pavel Medvedev dated April 12, 2018+	DRS	11/26/2019	10.6

10.7	Employment Agreement with Christopher Francia dated May 26, 2017+	S-1	7/2/2020	10.6

10.8	Employment Agreement with Paul Roberts dated May 26, 2017+	DRS	11/26/2019	10.7

10.9	Employment Agreement with Joshua Weiss dated December 23, 2019+	S-1	7/2/2020	10.9

10.10	Amendment to Employment Agreement with Paul Roberts dated October 2, 2019+	DRS	11/26/2019	10.8

10.11	Amendment to Employment Agreement with Pavel Medvedev dated November 21, 2019+	DRS	11/26/2019	10.9

Exhibit Number	Exhibit Descriptions	Incorporated by References	Filed	Number

10.12	Separation and Consulting Agreement with Peter A. Bordes, Jr. dated October 31, 2020+	8-K	11/6/2020	10.1

10.13	Separation Agreement and General Release with Christopher Andrews dated January 28, 2020*+

10.14	Form of Warrant Agency Agreement including Form of Unit Warrant	S-1A	7/30/2020	10.15

21.1	Subsidiary of the Registrant	DRS	11/26/2019	21.1

31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101.INS*                               XBRL Instance Document

101.SCH*                             XBRL Taxonomy Extension Schema Document

101.CAL*                             XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*                              XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*                             XBRL Taxonomy Extension Label Linkbase Document

101.PRE*                              XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Furnished herewith.

+	Denotes a management compensatory plan, contract or arrangement

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on the 29th day of March, 2021.

KUBIENT, INC.

By:	/s/ Paul Roberts
Name:	Paul Roberts
Title:	Interim Chief Executive Officer, Chief Strategy Officer, President and Chairman
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Paul Roberts Paul Roberts	Interim Chief Executive Officer, Chief Strategy Officer, President and Chairman (principal executive officer)	March 29, 2021
/s/ Joshua Weiss Joshua Weiss	Chief Financial Officer (principal financial and accounting officer)	March 29, 2021
/s/ Peter A. Bordes, Jr. Peter A. Bordes, Jr.	Director	March 29, 2021
/s/ Grainne Coen Grainne Coen	Director	March 29, 2021
/s/ Elisabeth DeMarse Elisabeth DeMarse	Director	March 29, 2021
/s/ Jeannie Mun Jeannie Mun	Director	March 29, 2021
/s/ Christopher H. Smith Christopher H. Smith	Director	March 29, 2021