Form 10-Q
period 2021-03-31
Kubient, Inc.
filed 2021-05-14
CIK 1729750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of May 10, 2021, the registrant had 13,982,471 shares of common stock outstanding.

KUBIENT, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2021

Kubient, Inc.

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2021	2020
	(unaudited)
Assets

Current Assets:
Cash	$32,537,480	$24,782,128
Accounts receivable, net	460,131	1,373,754
Prepaid expenses and other current assets	214,744	107,651
Total Current Assets	33,212,355	26,263,533
Intangible assets, net	1,060,402	1,071,850
Property and equipment, net	17,189	17,166
Deferred offering costs	10,000	10,000
Total Assets	$34,299,946	$27,362,549

Liabilities and Stockholders' Equity

Current Liabilities:
Accounts payable - suppliers	$333,505	$336,028
Accounts payable - trade	728,193	1,106,604
Accrued expenses and other current liabilities	351,076	1,028,307
Accrued interest	5,559	3,975
Notes payable	300,885	218,461
Total Current Liabilities	1,719,218	2,693,375
Notes payable, non-current portion	105,205	187,629

Total Liabilities	1,824,423	2,881,004

Commitments and contingencies (Note 5)

Stockholders' Equity:
Preferred stock, $0.00001 par value; 5,000,000 shares authorized;
No shares issued and outstanding as of March 31, 2021 and December 31, 2020	-	-
Common stock, $0.00001 par value; 95,000,000 shares authorized;
13,873,510 and 11,756,109 shares issued and outstanding as of March 31, 2021 and December 31, 2020	139	118
Additional paid-in capital	50,561,073	40,770,504
Accumulated deficit	(18,085,689)	(16,289,077)

Total Stockholders' Equity	32,475,523	24,481,545
Total Liabilities and Stockholders' Equity	$34,299,946	$27,362,549

The accompanying notes are an integral part of these condensed consolidated financial statements.

Kubient, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended
	March 31,
	2021	2020

Net Revenues	$707,757	$1,381,913

Operating Expenses:
Sales and marketing	756,950	148,705
Technology	519,755	478,533
General and administrative	1,255,572	517,089
Total Operating Expenses	2,532,277	1,144,327
(Loss) Income From Operations	(1,824,520)	237,586

Other (Expense) Income:
Interest expense	(1,634)	(432,883)
Interest expense - related parties	-	(100,914)
Interest income	29,309	71
Gain on forgiveness of accounts payable - supplier	-	236,248
Other income	233	1,794
Total Other Income (Expense)	27,908	(295,684)

Net Loss	$(1,796,612)	$(58,098)

Net Loss Per Share - Basic and Diluted	$(0.14)	$(0.02)

Weighted Average Common Shares Outstanding -
Basic and Diluted	12,617,171	3,601,521

The accompanying notes are an integral part of these condensed consolidated financial statements.

Kubient, Inc.

Condensed Consolidated Statements of Changes in Stockholders' Equity

(unaudited)

	For the Three Months Ended March 31, 2021
			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance - January 1, 2021	11,756,109	$118	$40,770,504	$(16,289,077)	$24,481,545

Shares issued upon exercise of warrants, net of issuance costs [1]	2,047,361	20	9,274,891	-	9,274,911

Stock-based compensation:

Common Stock	70,040	1	513,102	-	513,103

Options	-	-	2,576	-	2,576

Net loss	-	-	-	(1,796,612)	(1,796,612)

Balance - March 31, 2021	13,873,510	$139	$50,561,073	$(18,085,689)	$32,475,523

	For the Three Months Ended March 31, 2020
			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance - January 1, 2020	3,601,521	$36	$3,362,724	$(8,403,417)	$(5,040,657)

Stock-based compensation:

Options	-	-	5,394	-	5,394

Net loss	-	-	-	(58,098)	(58,098)

Balance - March 31, 2020	3,601,521	$36	$3,368,118	$(8,461,515)	$(5,093,361)

[1] Includes gross proceeds of $9,708,038, less issuance costs of $433,127.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Kubient, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the Three Months Ended
	March 31,
	2021	2020
Cash Flows From Operating Activities:
Net loss	$(1,796,612)	$(58,098)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	77,379	51,115
Bad debt expense	-	5,749
Gain on forgiveness of accounts payable - supplier	-	(236,248)
Stock-based compensation:
Stock options	2,576	5,394
Common stock	238,638	16,125
Amortization of debt discount and debt issuance costs	-	376,678
Amortization of debt discount and debt issuance costs - related parties	-	84,168
Changes in operating assets and liabilities:
Accounts receivable	913,623	(501,126)
Prepaid expenses and other current assets	(107,093)	(16,557)
Accounts payable - suppliers	(2,523)	(14,771)
Accounts payable - trade	(378,411)	112,251
Accrued expenses and other current liabilities	(454,018)	(87,260)
Accrued expenses and other current liabilities - related party	-	23,881
Accrued interest	1,584	55,292
Accrued interest - related parties	-	16,745

Net Cash Used In Operating Activities	(1,504,857)	(166,662)

Cash Flows From Investing Activities:
Purchase of intangible assets	(64,072)	(355,019)
Purchase of property and equipment	(1,882)	(1,087)

Net Cash Used In Investing Activities	(65,954)	(356,106)

Cash Flows From Financing Activities:
Proceeds from exercise of warrants [1]	9,326,163	-
Proceeds from issuance of notes payable	-	525,000
Payment of deferred offering costs	-	(15,000)

Net Cash Provided By Financing Activities	9,326,163	510,000

Net Increase (Decrease) In Cash	7,755,352	(12,768)

Cash - Beginning of the Period	24,782,128	33,785

Cash - End of the Period	$32,537,480	$21,017

[1] Includes gross proceeds of $9,708,038, less issuance costs of $381,875.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Kubient, Inc.

Condensed Consolidated Statements of Cash Flows (Continued)

(unaudited)

	For the Three Months Ended
	March 31,
	2021	2020
Supplemental Disclosures of Cash Flow Information:
Cash paid during the periods for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash investing and financing activities:
Accrual of intangible assets	$-	$1,144,981
Accrual of deferred offering costs	$-	$75,696
Accrual of issuance costs	$51,252	$-
Shares of common stock issued in satisfaction of accrued issuable equity	$500,400	$-

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

Furthermore, the Company believes that its technology allows advertisers to reach entire audiences rather than buying single impressions from disparate sources. The Company calls this approach Audience-Based Marketing. Combining this approach with its proprietary solutions for fraud prevention and the reduction of latency in auctions, the Company is confident that it is poised to alter the status quo as the next generation of the industry’s advertising inventory auction infrastructure.

Risks and Uncertainties

In March 2020, the World Health Organization declared COVID-19, a novel strain of coronavirus, a pandemic. During 2020 and continuing into 2021, the global economy has been, and continues to be, affected by COVID-19. While we continue to see signs of economic recovery as certain governments began to gradually ease restrictions, provide economic stimulus and vaccine distribution accelerated, the rate of recovery on a global basis has been affected by resurgence of the virus or its variants in certain jurisdictions causing reinstatement of restrictions in certain jurisdictions. Starting in 2020 and continuing into 2021, the Company has taken proactive measures to protect the health and safety of our employees and customers by closing our offices, requiring employees to work from home and suspending travel, in-person meetings and visits with our customers. We expect to continue these measures until the pandemic is adequately contained as determined by authorities.

We experienced improvement in our financial results and noticed an increase in customers’ advertising budgets beyond pre-pandemic levels in the latter half of the fiscal year 2020 and into the first quarter of 2021. The Company observed a corresponding increase in its advertising impression Volumes during the same period. In Addition, the Company has observed advertising impression Volumes in the beginning of the fourth quarter of 2020 that have actually exceeded pre-pandemic levels. However, there can be no assurances that the Company’s advertising impression Volumes and profit margins will stay above pre-pandemic levels for the remainder of fiscal 2021 and beyond if new resurgence of the virus or its variants in certain jurisdictions. We continue to closely monitor the evolving effects of the COVID-19 pandemic on our business and implementing plans to take appropriate actions to adapt to changing circumstances arising from the pandemic. While we expect the COVID-19 pandemic will continue to have an adverse effect on our revenues and earnings in 2021, we do expect a recovery throughout the year. We expect to continue to make significant capital investments in the business. However, we continue to monitor the effects of COVID-19 and will adjust our future level of capital investments accordingly.

Furthermore, the COVID-19 pandemic could have a long-term impact on the Company’s customers well into 2021, which would reduce their demand for Company services and products. The extent to which COVID-19 or any other health epidemic may impact the Company’s results beyond 2021 will depend on future developments that could be outside the Company’s control, and which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of the overall economic impact of the COVID-19 pandemic. Accordingly, COVID-19 could continue to have a material adverse effect on the Company’s business, results of operations, financial condition and prospects during 2021 and beyond. The Company’s financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Kubient, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the unaudited condensed consolidated financial statements of the Company as of March 31, 2021 and for the three months ended March 31, 2021 and 2020. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the operating results for the full year ending December 31, 2021 or any other period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related disclosures as of December 31, 2020 and 2019 and for the years then ended which are included the Annual Report filed on Form 10-K on March 30, 2021.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

There have been no material changes to the significant accounting policies included in the audited consolidated financial statements as of December 31, 2020 and 2019 and for the years then ended, which were included the Annual Report filed on Form 10-K on March 30, 2021, except as disclosed in this note.

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

The transaction price is determined based on the consideration to which it expects to be entitled, including the impact of any implicit price concessions over the course of the contract. The Company’s performance obligation is to facilitate the publication of advertisements. The performance obligation is satisfied at the point in time that the ad is placed. Subsequent to a bid being won, the associated fees are generally not subject to refund or adjustment. Historically, any refunds and adjustments have not been material. The revenue recognized is the amount the Company is responsible to collect from the customer related to the placement of an ad (the “Gross Billing”), less the amount the Company remits to the supplier for the ad space (the “Supplier Cost”), if any. The determination of whether the Company is the principal or agent, and hence whether to report revenue on a gross basis equal to the Gross Billing or on a net basis for the difference between the Gross Billing and Supplier Cost, requires judgment. The Company acts as an agent in arranging via its platform for the specified good (the ad space) to be purchased by the advertiser, as it does not control the goods or services being transferred to the end customer, it does not take responsibility for the quality or acceptability of the ad space, it does not bear inventory risk, nor does it have discretion in establishing price of the ad space. As a result, the Company recognizes revenue on a net basis for the difference between the Gross Billing and the Supplier Cost. During the three months ended March 31, 2021 and 2020, no revenue was recognized from performance obligations satisfied (or partially satisfied) in previous periods.

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

During the three months ended March 31, 2020, the Company recognized revenue in connection with contracts to scan a customers’ first-party anonymized data with Kubient Artificial Intelligence (“KAI”). Upon completion of the scan, the Company delivered a report to the customer, which is the point in time the Company satisfied the performance obligation. The Company acts as the principal for these contracts, as it is primarily responsible for fulfilling the promise to provide the services and has discretion in establishing the price of service. As a result, the Company recognizes revenue on a gross basis. During the three months ended March 31, 2020, the Company recognized aggregate revenue of $1,300,338 in connection with the contracts.

As of March 31, 2021 and December 31, 2020, the Company did not have any contract assets from contracts with customers. As of March 31, 2021 and December 31, 2020, the Company had $15,000 of contract liabilities where performance obligations have not yet been satisfied. The Company expects to satisfy its remaining performance obligations and recognize the revenue within the next twelve months. During the three months ended March 31, 2021 and 2020, there was no revenue was recognized from performance obligations satisfied (or partially satisfied) in previous periods.

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

The following shares were excluded from the calculation of weighted average dilutive common shares because their inclusion would have been anti-dilutive:

	For the Three Months Ended
	March 31,
	2021		2020
Stock options	117,261		97,856
Warrants	5,234,721	[1]	1,138,556
Convertible notes	-		21,519	[2]
	5,351,982		1,257,931

[1] Includes shares underlying warrants that are exercisable into an aggregate of (i) 462,997 shares of common stock and (ii) five-year warrants to purchase 462,997 shares of common stock at an exercise price of $5.50 per share.

[2] Excludes shares issuable upon conversion of the Senior and Junior Notes, which were not convertible as of March 31, 2020 and whose conversion price was not known as of such date.

Kubient, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Reclassifications

Certain prior period income statement amounts have been reclassified to conform to the Company’s fiscal 2021 presentation. These reclassifications have no impact on the Company’s previously reported net loss.

NOTE 3 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

	March 31,	December 31,
	2021	2020
Accrued bonuses	$49,125	$541,834
Accrued payroll taxes	-	5,947
Accrued supplier expenses	52,764	50,972
Accrued legal and professional fees	100,000	80,653
Accrued commissions	-	2,768
Credit card payable	42,479	901
Accrued programming expenses	1,750	16,750
Accrued issuable equity	19,261	293,724
Deferred revenue	15,000	15,000
Accrued warrant exercise issuance costs	51,252	-
Other	19,445	19,758
Total accrued expenses and other current liabilities	$351,076	$1,028,307

NOTE 4 – STOCKHOLDERS’ EQUITY

Stock-Based Compensation

For three months ended March 31, 2021 and 2020, the Company recognized aggregate stock-based compensation expense of $241,214 and $21,519, respectively, related to stock options and common stock. As of March 31, 2021, there was $35,710 of unrecognized stock-based compensation expense which will be recognized over approximately 3.4 years.

Common Stock

During the three months ended March 31, 2021, the Company issued an aggregate of 70,040 shares of common stock (30,040 shares were issued under the Company’s 2017 Plan) to an employee, four members of its board of directors and a consultant for services provided. The common stock had an aggregate issuance date fair value of $560,520.

Kubient, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Stock Warrants

During the three months ended March 31, 2021, warrants to purchase an aggregate of 2,169,021 shares of the Company’s common stock were exercised at prices between $4.20 and $6.25 per share, resulting in net cash proceeds to the Company of $9,274,911 (net of issuance costs of $433,127) and the issuance of an aggregate of 2,047,361 shares of the Company's common stock and five-year warrants to purchase 773,000 shares of common stock at an exercise price of $5.50 per share.

A summary of the warrant activity during the three months ended March 31, 2021 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Life	Intrinsic
	Warrants	Price	In Years	Value
Outstanding, January 1, 2021	6,167,745	$5.26
Issued	773,000	5.50
Exercised	(2,169,021)	5.07
Expired	-	-
Outstanding, March 31, 2021 [1]	4,771,724	$5.39	4.3	$9,108,803

Exercisable, March 31, 2021	4,595,254	$5.35	4.2	$8,946,451

[1] Excludes five-year warrants to purchase 462,997 shares of common stock at an exercise price of $5.50 per share that are issuable upon exercise of certain warrants.

The following table presents information related to stock warrants as of March 31, 2021:

Warrants Outstanding		Warrants Exercisable
		Weighted
	Outstanding	Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Warrants	In Years	Warrants
$4.20	462,997	3.4	462,997
$4.95	177,223	2.0	177,223
$5.50	3,922,534	4.4	3,922,534
$6.25	32,500	4.4	32,500
$6.38	176,470	-	-
	4,771,724	4.2	4,595,254

NOTE 5 – COMMITMENTS AND CONTINGENCIES

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

Kubient, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Outstanding Litigation

In March 2019, the Company entered into a binding letter of intent (“LOI”) to acquire substantially all of the assets of Aureus Holdings, LLC d/b/a Lo70s (“Lo70s”). In connection with the LOI, the Company paid a good faith deposit to Lo70s of $200,000. Subsequently, during the diligence phase of the LOI it became apparent that Lo70s’ projections were grossly inaccurate and misstated. Diligence inquiries made to Lo70s on this subject continuously went ignored. As a result, the Company allowed the LOI to expire under its own terms. In connection with this expiration, the Company recently was served with a complaint by Lo70s (Aureus Holdings, LLC d/b/a Lo70s v. Kubient, Inc., et al., Superior Court of Delaware, Case No. N20C-07-061), which names the Company and three individuals, Peter A. Bordes, Jr., Paul Roberts and Philip Anderson (a former consultant to the Company) as defendants. The complaint alleges breach of contract on the expired LOI and other claims and seeks $5,000,000 in damages, without providing information or support as to how the alleged damages are calculated. The Company believes that Lo70s’ claim has no merit, and wholly and completely disputes Lo70s’ allegations therein. The Company has retained additional legal counsel in Delaware in order to defend the action vigorously. On August 31, 2020, the Company filed its answer to Lo70s’ complaint on the contract claims, and moved to dismiss the unjust enrichment and tortious interference claims alleged by Lo70s for failure to state a claim. The individual defendants named in the claim moved to dismiss all of Lo70’s claims based on lack of personal jurisdiction and failure to state a claim. There is currently no argument date for these motions. On August 31, 2020, the Company also filed a counterclaim denying all allegations made by Lo70s and pursuing the Company’s claims against Lo70s and its affiliates, including claims for fraudulent inducement and breach of contract. Lo70s has requested until October 12, 2020 to respond to the Company’s counterclaim and motion to dismiss. The Court has set a January 15, 2021 hearing date on the Company’s motion to dismiss. On October 7, 2020, the Company submitted a discovery request to Lo70s and Lo70s served the Company a discovery request on October 16, 2020. On November 6, 2020, Lo70s amended its Complaint and moved to dismiss the Company’s counterclaims. The amended Complaint removes Messrs. Bordes, Roberts, and Anderson as parties, but otherwise asserts the same causes of action as the original Complaint. On December 9, 2020, the Company moved to dismiss portions of Lo70s’ amended Complaint and filed amended counterclaims against Lo70s. The Company’s motion to dismiss remains pending, and the motion to dismiss filed by Lo70s was mooted by the filing of the Company’s amended Complaint. On February 19, 2021, the Company received a letter from Lo70s’ counsel that offered to settle the matter for $1,700,000. On March 22, 2021, Lo70s filed a reply brief in support of its motion to dismiss. As the Company believes that Lo70s’ claim has no merit, and wholly and completely disputes Lo70s’ allegations, the Company has rejected such offer. During the year ended December 31, 2019, the Company recorded an allowance of $200,000 related to the deposit. As of March 31, 2021 and December 31, 2020, the Company had accrued for all probable and estimable amounts in its condensed consolidated financial statements.

Settlements

On October 6, 2017, the Company entered into a Master Service Agreement for Buyers and Sellers, and an “Engage Buyer Addendum”, with Engage BDR, LLC whereby the Company could gain access to the Engage BDR, LLC proprietary trading technology platform in order to both offer and purchase inventory for the placement of ads. On August 31, 2018, Engage BDR, LLC filed suit against the Company (Engage BDR, LLC v. Kubient, Inc., Los Angeles County Superior Court Case No. SC129764) setting forth claims of breach of contract, unjust enrichment, quantum meruit, accounts stated, and breach of implied covenant of good faith and fair dealing. On November 14, 2018, Engage BDR, LLC obtained a summary default judgment against the Company for $35,936. On February 17, 2021, the Company and Engage BDR, LLC entered into a settlement agreement in the amount of $33,461 and the Company paid such amount on February 19, 2021, which had been accrued for as of December 31, 2020.

Kubient, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 6 – CONCENTRATIONS

Customer Concentrations

The following table sets forth information as to each customer that accounted for 10% or more of the Company’s net revenues for the following periods:

	For the Three Months Ended March 31,
Customer	2021	2020
Customer A	102.4%	N/A
Customer B	N/A	55.7%
Customer C	N/A	38.4%
Total	102.4%	94.1%

*  Less than 10%.

From time to time, certain customers generate negative net revenues that resulted from Supplier Costs that exceeded the Gross Billings. As a result, the Company’s concentrations on net revenues may result in total percentages that exceed 100%.

The following table sets forth information as to each customer that accounted for 10% or more of the Company’s gross accounts receivable as of:

	March 31,	December 31,
Customer	2021	2020
Customer A	83.43%	89.02%
Total	83.43%	89.02%

A reduction in sales from or loss of these customers would have a material adverse effect on the Company’s results of operations and financial condition.

Supplier Concentrations

The following table sets forth information as to each supplier that accounted for 10% or more of the Company’s Supplier Costs for the following periods:

	For the Three Months Ended March 31,
Supplier	2021	2020
Supplier A	N/A	20.0%
Supplier B	18.1%	13.7%
Supplier C	N/A	12.9%
Supplier D	N/A	10.3%
Supplier E	16.2%	N/A
Supplier F	15.0%	N/A
Total	49.3%	56.9%

Kubient, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 7 – SUBSEQUENT EVENTS

The Company has evaluated events that have occurred after the balance sheet and through the date the financial statements were issued. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the financial statements, except as disclosed below.

Warrant Exercises

Subsequent to March 31, 2021, warrants to purchase an aggregate of 112,647 shares of the Company’s common stock were exercised at prices between $4.20 and $5.50 per share, resulting in gross cash proceeds to the Company of $460,989 and the issuance of an aggregate of 108,961 shares of the Company’s common stock.

Employment Agreement

On April 9, 2021, the Company entered into an at-will employment agreement with its new Chief Product Officer, Mr. Leon Zemel, that provides for an annual base salary of $390,000, plus annual performance bonuses with a target achievement of up to 20% of Mr. Zemel’s base salary. Subject to the approval of the board or its compensation committee, the Company agreed to take appropriate action within ninety (90) days following April 9, 2021 to make an award of 100,000 shares of common stock Mr. Zemel, which will vest at the rate of 1/4th of the total number of shares on the first anniversary of the Effective Date and 1/36th of the total number of remaining unvested shares each month thereafter. Upon termination of Mr. Zemel’s employment for any reason, Mr. Zemel is entitled to (i) any portion of his base salary earned through the date of his termination date, (ii) any expenses owed to him, (iii) subject to Company policy and the law, any accrued, but unused vacation pay owed to him, pursuant to Company policy, if any, to the extent not inconsistent with applicable laws; and (iv) any amount arising from Mr. Zemel’s participation in, or benefits under, the Company’s employee benefit plans. In the event Mr. Zemel is terminated without cause or that Mr. Zemel resigns for Good Reason (as defined in his employment agreement), Mr. Zemel is entitled to receive: to six month’s salary paid in one lump sum, six months continued healthcare coverage, any pro-rated bonus amounts outstanding at the time of termination, and immediate vesting of any equity awards that would have become vested and exercisable during the three months after his termination. Mr. Zemel’s employment agreement contains an accelerated vesting provision which provides that 25% of his share award under the agreement shall vest if he is terminated before the one year anniversary date of the agreement for good cause, or if he chooses to terminate his employment with the Company for Good Reason (as defined in the agreement), then 100% of his share award under the agreement shall vest immediately. All outstanding awards due to Mr. Zemel automatically vest upon a change in control of the Company.

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

Investors should read this Quarterly Report on Form 10-Q and the documents that we reference in this report and have filed with the SEC, including our Annual Report on Form 10-K, filed with the SEC on March 30, 2021, with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements. Unless the context requires otherwise, references to the “Company,” “Kubient,” “we,” “us” and “our” refer to Kubient, Inc., a Delaware corporation and its wholly-owned subsidiary, Fidelity Media, LLC, a Delaware limited liability company. For explanations of certain terms used in this prospectus, please read “Glossary” beginning on page A-1.

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

Recent Developments

Warrant Exercises

As of May 10, 2021, the Company had received aggregate gross proceeds of approximately $10.2 million in connection with warrant exercises and, as a result, issued an aggregate of 2,158,322 shares of common stock to the exercising holders.

New Chief Product Officer

On April 9, 2021, Leon Zemel was appointed as the Company’s new Chief Product Officer to fill the vacancy created by the resignation of the Company’s previous Chief Product Officer on March 31, 2021. Mr. Zemel has over 20 years’ experience in the area of data analytics, programmatic advertising, and digital strategy, having worked at some of the most successful enterprises in the Company’s industry, including DoubleVerify, Inc. (NYSE:DV), MediaMath, Sharecare, Inc. (NASDAQ:SHCR), and Rocket Fuel, Inc. (NASDAQ:FUEL). Mr. Zemel has also served as a member of the adjunct faculty of Columbia University, lecturing on Applied Analytics for the school’s Master of Science program.

COVID-19

In March 2020, the World Health Organization declared COVID-19, a novel strain of coronavirus, a pandemic. During 2020 and continuing into 2021, the global economy has been, and continues to be, affected by COVID-19. While we continue to see signs of economic recovery as certain governments began to gradually ease restrictions, provide economic stimulus and vaccine distribution accelerated, the rate of recovery on a global basis has been affected by resurgence of the virus or its variants in certain jurisdictions causing reinstatement of restrictions in certain jurisdictions. Starting in 2020 and continuing into 2021, the Company has taken proactive measures to protect the health and safety of our employees and customers by closing our offices, requiring employees to work from home and suspending travel, in-person meetings and visits with our customers. We expect to continue these measures until the pandemic is adequately contained as determined by authorities.

We experienced improvement in our financial results and noticed an increase in customers’ advertising budgets beyond pre-pandemic levels in the latter half of the fiscal year 2020 and into the first quarter of 2021. The Company observed a corresponding increase in its advertising impression Volumes during the same period. In Addition, the Company has observed advertising impression Volumes in the beginning of the fourth quarter of 2020 that have actually exceeded pre-pandemic levels. However, there can be no assurances that the Company’s advertising impression Volumes and profit margins will stay above pre-pandemic levels for the remainder of fiscal 2021 and beyond if new resurgence of the virus or its variants in certain jurisdictions. We continue to closely monitor the evolving effects of the COVID-19 pandemic on our business and implementing plans to take appropriate actions to adapt to changing circumstances arising from the pandemic. While we expect the COVID-19 pandemic will continue to have an adverse effect on our revenues and earnings in 2021, we do expect a recovery throughout the year. We expect to continue to make significant capital investments in the business. However, we continue to monitor the effects of COVID-19 and will adjust our future level of capital investments accordingly.

Furthermore, the COVID-19 pandemic could have a long-term impact on the Company’s customers well into 2021, which would reduce their demand for Company services and products. The extent to which COVID-19 or any other health epidemic may impact the Company’s results beyond 2021 will depend on future developments that could be outside the Company’s control, and which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of the overall economic impact of the COVID-19 pandemic. Accordingly, COVID-19 could continue to have a material adverse effect on the Company’s business, results of operations, financial condition and prospects during 2021 and beyond. The Company’s financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Components of Our Results of Operations

Net Revenues

Kubient provides a service to its customers (the buy-side ad networks who work for advertisers) by connecting advertisers and publishers. For this service, we earn a percentage of the amount that is paid by the advertiser, who wants to run a digital advertising campaign, which, in some cases, is reduced by the amount paid to the publisher, who wants to sell its ad space to the advertiser.

In addition, during the three months ended March 31, 2020, we allowed two clients to beta test KAI, our fraud prevention technology powered by machine learning. Our Supply Side Platform also provides KAI with hundreds of millions of rows of data in real-time which improves accuracy, and provides our clients the ability to prevent the purchase of non-human or fraudulent advertising traffic. Beginning in the fourth quarter of 2020, we began providing potential KAI customers with a free KAI audit, which provides our prospective customer with the intricate details of types and quantity of ad-fraud occurring on their platforms as a means of demonstrating KAI’s product differentiation and its ability to prevent ad fraud. During the three months ended March 31, 2021, the number of KAI audits scheduled by prospective customers is currently 14. In addition, as a result of a successful KAI audit, we entered into an agreement with a customer to be our first premiere programmatic partner to detect ad fraud using KAI.

Sales and Marketing

Sales and marketing expenses consists of costs associated with the sales and marketing our technology platform, including compensation expenses related to our sales and marketing personnel (including salaries, commissions, bonuses, stock-based compensation and taxes), professional fees and fees for independent contractors.

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

General and Administrative

General and administrative expenses consists primarily of compensation expenses related to our executive, finance and administrative personnel (including salaries, commissions, bonuses, stock-based compensation and taxes), professional fees, rent expense, general and administrative related subscription costs fees for independent contractors.

Results of Operations

Three Months Ended March 31, 2021 Compared With Three Months Ended March 31, 2020

The following table presents the results of operations for the three months ended March 31, 2021 and 2020:

	For the Three Months Ended
	March 31,
	2021	2020

Net Revenues	$707,757	$1,381,913

Operating Expenses:
Sales and Marketing	756,950	148,705
Technology	519,755	478,533
General and administrative	1,255,572	517,089

Total Operating Expenses	2,532,277	1,144,327

Income (Loss) From Operations	(1,824,520)	237,586

Other (Expense) Income:
Interest expense	(1,634)	(432,883)
Interest expense - related parties	-	(100,914)
Interest income	29,309	71
Gain on forgiveness of accounts payable - supplier	-	236,248
Other income	233	1,794

Total Other Expense	27,908	(295,684)

Net Loss	$(1,796,612)	$(58,098)

Net Revenues

For the three months ended March 31, 2021, net revenues decreased by $674,156, or 49%, to $707,757 from $1,381,913 for the three months ended March 31, 2020. The decrease in revenue as compared to the 2020 period is primarily due to the recognition of approximately $1.3 million of revenue during the three months ended March 31, 2020 in connection with the beta test of KAI, partially offset by revenue of approximately $720,000 from one new customer during the three months ended March 31, 2021.

Sales and Marketing

For the three months ended March 31, 2021, sales and marketing expenses increased by $608,245, or 409%, to $756,950 from $148,705 for the three months ended March 31, 2020. The increase is primarily due to an increase in professional fees of approximately $240,000 and an increase in salary expense of approximately $166,000 arising from an increase in sales and marketing personnel headcount.

Technology

For the three months ended March 31, 2021, technology expenses increased by $41,222, or 9%, to $519,755 from $478,533 for the three months ended March 31, 2020. The increase is primarily due to an increase in amortization of software expense of approximately $25,000 and an increase in cloud hosting costs of approximately $22,000.

General and Administrative

For the three months ended March 31, 2021, general and administrative expenses increased by $738,483, or 143%, to $1,255,572 from $517,089 for the three months ended March 31, 2020. The increase is primarily due to increases of approximately $283,000 in professional fees, approximately $244,000 of salary expense due to an increase in general and administrative personnel headcount, approximately $116,000 of insurance expense, approximately $88,000 in state franchise taxes, and approximately $67,000 of independent contractor costs, all partially offset by a reduction in rent and office expense of approximately $44,000.

Other Income (Expense)

For the three months ended March 31, 2021, other income increased by $323,592, or 109%, to $27,908 from other expense of $295,684 for the three months ended March 31, 2020. The increase is primarily due to a reduction in interest expense associated with notes payable as compared to the three months from March 31, 2020 of approximately $532,000, which were no longer outstanding during the three months ended March 31, 2021, partially offset by a gain on forgiveness of accounts payable – supplier of approximately $236,000 recognized during the three months ended March 31, 2020 for which there was no such amount during the three months ended March 31, 2021.

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

For the three months ended March 31, 2021 and 2020, EBITDA and Adjusted EBITDA consisted of the following:

	For the Three Months Ended
	March 31,
	2021	2020
Net Loss	$(1,796,612)	$(58,098)
Interest expense	1,634	432,883
Interest expense - related parties	-	100,914
Interest income	(29,309)	(71)
Depreciation and amortization	77,379	51,115
EBITDA	(1,746,908)	526,743
Adjustments:
Stock-based compensation expense	241,214	21,519
Adjusted EBITDA	$(1,505,694)	$548,262

Adjusted (Loss) Earnings Per Share	$(0.12)	$0.15
Weighted Average Common Shares Outstanding - Basic and Diluted	12,617,171	3,601,521

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

Liquidity and Capital Resources

We measure our liquidity in a number of ways, including the following:

	March 31,	December 31,
	2021	2020
	(unaudited)
Cash	$32,537,480	$24,782,128
Working capital	$31,493,137	$23,570,158

Subsequent to March 31, 2021, the Company received aggregate gross proceeds of approximately $0.5 million in connection with warrant exercises.

Availability of Additional Funds

As a result of its public offerings and the related note conversions, the Company believes its current cash on hand is sufficient to meet its operating and capital requirements for at least the next twelve months from the date these financial statements are issued. Our operating needs include the planned costs to operate our business, including amounts required to fund working capital and capital expenditures. Our future capital requirements and the adequacy of our available funds will depend on many factors, including our ability to successfully commercialize our products and services, competing technological and market developments, and the need to enter into collaborations with other companies or acquire other companies or technologies to enhance or complement our product and service offerings.

Three Months Ended March 31, 2021 Compared With Three Months Ended March 31, 2020

Our sources and uses of cash were as follows:

Cash Flows From Operating Activities

We experienced negative cash flows from operating activities for the three months ended March 31, 2021 and 2020 in the amounts of $1,504,857 and $166,662, respectively. The net cash used in operating activities for the three months ended March 31, 2021 was primarily a result of cash used to fund a net loss of $1,796,612, adjusted for net non-cash expenses of $318,593, and $26,838 of net cash used in changes in the levels of operating assets and liabilities. The net cash used in operating activities for the three months ended March 31, 2020 was primarily a result of cash used to fund a net loss of $58,098, adjusted for net non-cash expenses of $302,981, and $411,545 of net cash used in changes in the levels of operating assets and liabilities.

Cash Flows From Investing Activities

Net cash used in investing activities for the three months ended March 31, 2021 was $65,954, which was attributable to purchases of intangible assets and property and equipment. Net cash used in investing activities for the three months ended March 31, 2020 was $356,106, which was attributable to purchases of intangible assets and property and equipment.

Cash Flows From Financing Activities

We experienced positive cash flows from financing activities for the three months ended March 31, 2021 and 2020 in the amounts of $9,326,163 and $510,000, respectively. During the three months ended March 31, 2021, $9,326,163 of net proceeds were provided from the exercise of warrants. During the three months ended March 31, 2020, $525,000 of proceeds were received from debt financings, partially offset by $15,000 used for payment of deferred offering costs.

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

The following is not intended to be a comprehensive list of all of our accounting policies or estimates. Our significant accounting policies are more fully described in Note 2 to our condensed consolidated financial statements included elsewhere in this quarterly report.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2020. Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Based on this evaluation, and as a result of the material weaknesses described below, our CEO and CFO have concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of March 31, 2021. In light of this fact, our management has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the material weaknesses in our internal control over financial reporting, the unaudited interim condensed consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q fairly state, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

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

Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP. The following material weaknesses in our internal control over financial reporting were identified in the normal course as of December 31, 2020 and continued to exist as of March 31, 2021:

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

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2021, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except as noted above.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

During the three months ended March 31, 2021, the Company issued an aggregate of 70,040 shares of common stock under the 2017 Plan to an employee, four members of its board of directors, and a consultant.

During the three months ended March 31, 2021, warrants to purchase an aggregate of 1,565,333 shares of the Company’s common stock were exercised at prices between $4.20 and $5.50 per share, resulting in the issuance of an aggregate of 2,047,361 shares of the Company's common stock and five-year warrants to purchase 773,000 shares of common stock at an exercise price of $5.50 per share.

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

KUBIENT, INC.

Dated: May 13, 2021	/s/ Paul Roberts
Paul Roberts
Interim Chief Executive Officer
(principal executive officer)

Dated: May 13, 2021	/s/ Joshua Weiss
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