Form 10-Q
period 2021-06-30
Kubient, Inc.
filed 2021-08-16
CIK 1729750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 12, 2021, the registrant had 14,252,886 shares of common stock outstanding.

KUBIENT, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2021

Kubient, Inc.

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2021	2020
	(unaudited)
Assets

Current Assets:
Cash	$30,462,437	$24,782,128
Accounts receivable, net	494,940	1,373,754
Prepaid expenses and other current assets	160,417	107,651

Total Current Assets	31,117,794	26,263,533
Intangible assets, net	2,562,717	1,071,850
Property and equipment, net	23,259	17,166
Deferred offering costs	33,905	10,000

Total Assets	$33,737,675	$27,362,549

Liabilities and Stockholders' Equity

Current Liabilities:
Accounts payable - suppliers	$352,089	$336,028
Accounts payable - trade	715,279	1,106,604
Accrued expenses and other current liabilities	492,540	1,032,282
Notes payable	328,753	218,461

Total Current Liabilities	1,888,661	2,693,375
Notes payable, non-current portion	77,337	187,629

Total Liabilities	1,965,998	2,881,004

Commitments and contingencies (Note 6)

Stockholders' Equity:
Preferred stock, $0.00001 par value; 5,000,000 shares authorized; No shares issued and outstanding as of June 30, 2021 and December 31, 2020	—	—
Common stock, $0.00001 par value; 95,000,000 shares authorized; 14,252,885 and 11,756,109 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	143	118
Additional paid-in capital	51,560,228	40,770,504
Accumulated deficit	(19,788,694)	(16,289,077)

Total Stockholders' Equity	31,771,677	24,481,545

Total Liabilities and Stockholders' Equity	$33,737,675	$27,362,549

The accompanying notes are an integral part of these condensed consolidated financial statements.

Kubient, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

Net Revenues	$497,568	$91,537	$1,205,325	$1,473,450

Operating Expenses:
Sales and marketing	504,380	110,252	1,261,330	258,957
Technology	619,692	497,157	1,139,447	975,690
General and administrative	1,108,280	601,828	2,363,852	1,118,917

Total Operating Expenses	2,232,352	1,209,237	4,764,629	2,353,564

Loss From Operations	(1,734,784)	(1,117,700)	(3,559,304)	(880,114)

Other (Expense) Income:
Interest expense	(1,576)	(296,516)	(3,210)	(729,399)
Interest expense - related parties	—	(101,637)	—	(202,551)
Interest income	33,355	33	62,664	104
Gain on forgiveness of accounts payable - supplier	—	—	—	236,248
Other income	—	10,500	233	12,294

Total Other Income (Expense)	31,779	(387,620)	59,687	$(683,304)

Net Loss	$(1,703,005)	$(1,505,320)	$(3,499,617)	$(1,563,418)

Net Loss Per Share - Basic and Diluted	$(0.12)	$(0.42)	$(0.26)	$(0.43)

Weighted Average Common Shares Outstanding - Basic and Diluted	13,983,195	3,601,838	13,307,766	3,601,680

The accompanying notes are an integral part of these condensed consolidated financial statements.

Kubient, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(unaudited)

	For the Six Months Ended June 30, 2021
			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance - January 1, 2021	11,756,109	$118	$40,770,504	$(16,289,077)	$24,481,545

Shares issued upon exercise of warrants, net of issuance costs [1]	2,047,361	20	9,274,891	—	9,274,911

Stock-based compensation:

Common Stock	70,040	1	513,102	—	513,103

Options	—	—	2,576	—	2,576

Net loss	—	—	—	(1,796,612)	(1,796,612)

Balance - March 31, 2021	13,873,510	139	50,561,073	(18,085,689)	32,475,523

Shares issued upon exercise of warrants, net of issuance costs [2]	108,961	1	428,718	—	428,719

Common stock issued upon exercise of options	2,815	—	8,361	—	8,361

Shares issued as partial consideration for intangible asset	100,000	1	531,999	—	532,000

Stock-based compensation:

Common stock	167,600	2	27,568	—	27,570

Options	—	—	2,509	—	2,509

Net loss	—	—	—	(1,703,005)	(1,703,005)

Balance - June 30, 2021	14,252,886	$143	$51,560,228	$(19,788,694)	$31,771,677

	For the Six Months Ended June 30, 2020
			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance - January 1, 2020	3,601,521	$36	$3,362,724	$(8,403,417)	$(5,040,657)

Stock-based compensation:

Options	—	—	5,394	—	5,394

Net loss	—	—	—	(58,098)	(58,098)

Balance - March 31, 2020	3,601,521	36	3,368,118	(8,461,515)	(5,093,361)

Stock-based compensation:

Common stock	1,112	—	3,000	—	3,000

Options	—	—	5,423	—	5,423

Forgiveness of accrued expenses by related party	—	—	33,738	—	33,738

Net loss	—	—	—	(1,505,320)	(1,505,320)

Balance - June 30, 2020	3,602,633	$36	$3,410,279	$(9,966,835)	$(6,556,520)
[1]	Includes gross proceeds of $9,708,038, less issuance costs of $433,127.
[2]	Includes gross proceeds of $460,989, less issuance costs of $32,270.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Kubient, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the Six Months Ended
	June 30,
	2021	2020

Cash Flows From Operating Activities:
Net loss	$(3,499,617)	$(1,563,418)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	159,293	139,145
Bad debt expense	—	3,734
Gain on forgiveness of accounts payable - supplier	—	(236,248)
Stock-based compensation:
Stock options	5,085	10,817
Common stock	255,667	73,125
Amortization of debt discount and debt issuance costs	—	585,409
Amortization of debt discount and debt issuance costs - related parties	—	173,236
Changes in operating assets and liabilities:
Accounts receivable	878,814	(537,681)
Prepaid expenses and other current assets	(52,766)	(1,317)
Accounts payable - suppliers	16,061	(7,999)
Accounts payable - trade	(404,930)	209,292
Accrued expenses and other current liabilities	(334,280)	373,284
Accrued interest	(3,975)	133,741
Accrued interest - related parties	—	37,355

Net Cash Used In Operating Activities	(2,980,648)	(607,525)

Cash Flows From Investing Activities:
Purchase of intangible assets	(1,114,072)	(355,019)
Purchase of property and equipment	(10,181)	(2,316)

Net Cash Used In Investing Activities	(1,124,253)	(357,335)

Cash Flows From Financing Activities:
Proceeds from exercise of warrants [1]	9,787,149	—
Proceeds from exercise of options	8,361
Proceeds from issuance of notes payable	—	406,190
Proceeds from issuance of notes payable - related parties	—	585,000
Payment of deferred offering costs	(10,300)	(15,000)

Net Cash Provided By Financing Activities	9,785,210	976,190

Net Increase In Cash	5,680,309	11,330

Cash - Beginning of the Period	24,782,128	33,785

Cash - End of the Period	$30,462,437	$45,115
[1]	Includes gross proceeds of $10,169,027, less issuance costs of $381,878.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Kubient, Inc.

Condensed Consolidated Statements of Cash Flows (Continued)

(unaudited)

	For the Six Months Ended
	June 30,
	2021		2020

Supplemental Disclosures of Cash Flow Information:
Cash paid during the periods for:
Interest		$—	$—
Income taxes		$—	$—

Non-cash investing and financing activities:
Original issue discount in connection with convertible notes payable	$		$285,000
Original issue discount in connection with convertible notes payable - related party	$		$75,500
Accrual of intangible assets		$—	$1,144,981
Accrual of deferred offering costs		$13,605	$148,702
Forgiveness of related party liability	$		$33,738
Accrual of warrant exercise issuance costs		$83,519	$—
Shares issued as partial consideration for intangible asset		$532,000	$—
Shares of common stock issued in satisfaction of accrued issuable equity		$507,044	$—

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

Risks and Uncertainties

In March 2020, the World Health Organization declared COVID-19, a novel strain of coronavirus, a pandemic. During 2020 and continuing into 2021, the global economy has been, and continues to be, affected by COVID-19. While we continue to see signs of economic recovery as certain governments began to gradually ease restrictions, provide economic stimulus and vaccine distribution accelerated, the rate of recovery on a global basis has been affected by resurgence of the virus or its variants in certain jurisdictions causing reinstatement of restrictions in certain jurisdictions. Starting in 2020 and continuing into 2021, the Company has taken proactive measures to protect the health and safety of our employees and customers by closing our offices, requiring employees to work from home and suspending travel, in-person meetings and visits with our customers. We continue to monitor the effectiveness of these measures in light of the daily evolution of the COVID-19 pandemic, including the spread of the Delta variant, in order to ensure the health and safety of our employees remains our top priority. For example, while we recently developed a plan to return to our offices in September of 2021, the impact of the Delta variant may result in employees continuing to work from home for the duration of 2021 and beyond.

Kubient, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

We will modify our return to office plans, as needed, to ensure the safety of our employees and to ensure that appropriate safety and cleanliness protocols are followed. We experienced improvement in our financial results and noticed an increase in customers’ advertising budgets beyond pre-pandemic levels in the latter half of the fiscal year 2020 and into the first and second quarter of 2021. The Company observed a corresponding increase in its advertising impression Volumes during the same period. In addition, the Company has observed advertising impression Volumes in the beginning of the fourth quarter of 2020 that have actually exceeded pre-pandemic levels. However, there can be no assurances that the Company’s advertising impression Volumes and profit margins will stay above pre-pandemic levels for the remainder of fiscal 2021 and beyond if new resurgence of the virus or its variants in certain jurisdictions. More specifically, the impact of the Delta variant cannot be predicted at this time, and could depend on numerous factors, including vaccination rates among the population, the effectiveness of COVID-19 vaccines against the Delta variant and the response by governmental bodies and regulators. We continue to closely monitor the evolving effects of the COVID-19 pandemic on our business and implementing plans to take appropriate actions to adapt to changing circumstances arising from the pandemic. While we expect the COVID-19 pandemic will continue to have an adverse effect on our revenues and earnings in 2021, we do expect a recovery throughout the year. We expect to continue to make significant capital investments in the business. However, we continue to monitor the effects of COVID-19 and will adjust our future level of capital investments accordingly.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the unaudited condensed consolidated financial statements of the Company as of June 30, 2021 and for the three and six months ended June 30, 2021 and 2020. The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the operating results for the full year ending December 31, 2021 or any other period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related disclosures as of December 31, 2020 and 2019 and for the years then ended which are included the Annual Report filed on Form 10-K on March 30, 2021.

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

Revenue Recognition

The Company recognizes revenue under ASC 606, “Revenue from Contracts with Customers” (“ASC 606”). The Company determines revenue recognition through the following steps:

●	Identification of a contract with a customer;
●	Identification of the performance obligations in the contract;

Kubient, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

●	Determination of the transaction price;
●	Allocation of the transaction price to the performance obligations in the contract; and
●	Recognition of revenue when or as the performance obligations are satisfied.

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

The transaction price is determined based on the consideration to which it expects to be entitled, including the impact of any implicit price concessions over the course of the contract. The Company’s performance obligation is to facilitate the publication of advertisements. The performance obligation is satisfied at the point in time that the ad is placed. Subsequent to a bid being won, the associated fees are generally not subject to refund or adjustment. Historically, any refunds and adjustments have not been material. The revenue recognized is the amount the Company is responsible to collect from the customer related to the placement of an ad (the “Gross Billing”), less the amount the Company remits to the supplier for the ad space (the “Supplier Cost”), if any. The determination of whether the Company is the principal or agent, and hence whether to report revenue on a gross basis equal to the Gross Billing or on a net basis for the difference between the Gross Billing and Supplier Cost, requires judgment. The Company acts as an agent in arranging via its platform for the specified good (the ad space) to be purchased by the advertiser, as it does not control the goods or services being transferred to the end customer, it does not take responsibility for the quality or acceptability of the ad space, it does not bear inventory risk, nor does it have discretion in establishing price of the ad space. As a result, the Company recognizes revenue on a net basis for the difference between the Gross Billing and the Supplier Cost. During the three and six months ended June 30, 2021 and 2020, no revenue was recognized from performance obligations satisfied (or partially satisfied) in previous periods.

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

As of June 30, 2021 and December 31, 2020, the Company did not have any contract assets from contracts with customers. As of June 30, 2021 and December 31, 2020, the Company had $15,000 of contract liabilities where performance obligations have not yet been satisfied. The Company expects to satisfy its remaining performance obligations and recognize the revenue within the next twelve months. During the three and six months ended June 30, 2021 and 2020, there was no revenue was recognized from performance obligations satisfied (or partially satisfied) in previous periods.

Kubient, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Intangible Assets

Intangible assets are comprised of costs to acquire a customer list as well as costs to acquire and develop computer software, including (i) the costs to acquire third-party data which is used to improve the Company’s artificial intelligence platform for client use as well as (ii) the costs to acquire third-party software as well as the related source code. The intangible assets have estimated useful lives of two years for the computer software, five years for the capitalized data and seven years for the customer list. Once placed into service, the Company amortizes the cost of the intangible assets over their estimated useful lives on a straight-line basis.

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

The following shares were excluded from the calculation of weighted average dilutive common shares because their inclusion would have been anti-dilutive:

	For the Three and Six Months Ended
	June 30,
	2021		2020
Stock options	94,447		97,856
Warrants	5,122,074	[1]	1,138,556
Convertible notes	—		22,242	[2]
	5,216,521		1,258,654

[1] Includes shares underlying warrants that are exercisable into an aggregate of (i) 368,711 shares of common stock and (ii) five-year warrants to purchase 368,711 shares of common stock at an exercise price of $5.50 per share.

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

Kubient, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Recent Accounting Pronouncements

On May 3, 2021, the Financial Accounting Standards Board (the "FASB") issued ASU 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. This new standard provides clarification and reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (such as warrants) that remain equity classified after modification or exchange. This standard is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Issuers should apply the new standard prospectively to modifications or exchanges occurring after the effective date of the new standard. Early adoption is permitted, including adoption in an interim period. If an issuer elects to early adopt the new standard in an interim period, the guidance should be applied as of the beginning of the fiscal year that includes that interim period. The Company is evaluating the impact of this new standard on the company’s financial statements and disclosures.

NOTE 3 – INTANGIBLE ASSETS

On June 15, 2021, pursuant to an asset purchase agreement dated June 4, 2021, the Company closed on the acquisition of a customer list (the “Customer List”) and other assets of Advisio Solutions, LLC (“Advisio”) for consideration consisting of: (i) $1,050,000 payable in cash and (ii) the issuance of an aggregate of 100,000 shares of the Company’s common stock with an aggregate issuance date fair value of $532,000. Under the screen test requirements under ASC 805, the Company concluded that the Customer List represented substantially all of the fair value of the gross assets acquired and, accordingly, determined the set was not considered a business, such that the Company applied asset acquisition accounting and recorded the acquisition of the Customer List as an intangible asset in the amount of $1,582,000 that will be amortized on a straight-line basis over its useful life of seven years.

Intangible assets consist of the following:

	June 30,	December 31,
	2021	2020

Acquired data	$1,300,336	$1,300,336
Acquired software	164,072	100,000
Acquired customer list	1,582,000	—
	3,046,408	1,400,336
Less: accumulated amortization	(483,691)	(328,486)
Intangible assets, net	$2,562,717	$1,071,850

Kubient, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 4 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

	June 30,	December 31,
	2021	2020
Accrued bonuses	$154,632	$541,834
Accrued payroll taxes	3,332	5,947
Accrued supplier expenses	124,105	50,972
Accrued legal and professional fees	—	80,653
Accrued commissions	—	2,768
Credit card payable	44,386	901
Accrued programming expenses	6,750	16,750
Accrued issuable equity	8,721	293,724
Deferred revenue	15,000	15,000
Accrued interest	7,135	3,975
Accrued deferred offering costs	83,519	—
Other	44,960	19,758
Total accrued expenses and other current liabilities	$492,540	$1,032,282

NOTE 5 – STOCKHOLDERS’ EQUITY

Stock-Based Compensation

During the three months ended June 30, 2021 and 2020, the Company recognized aggregate stock-based compensation expense of $19,538 and $62,423, respectively, related to common stock and options. For six months ended June 30, 2021 and 2020, the Company recognized aggregate stock-based compensation expense of $260,752 and $83,942, respectively, related to stock options and common stock. As of June 30, 2021, there was $2,370,429 of unrecognized stock-based compensation expense which will be recognized over approximately 3.6 years.

Common Stock

See Note 3 – Intangible Assets for details regarding the issuance of common stock as partial consideration for the acquisition of intangible assets.

See Note 6 – Commitments and Contingencies – Employment Agreements for details regarding the grant of a bonus that is payable in common stock of the Company.

During the three months ended March 31, 2021, the Company issued an aggregate of 70,040 shares of immediately vested common stock (30,040 shares were issued under the Company’s 2017 Plan) to an employee, four members of its board of directors and a consultant for services provided. The common stock had an aggregate issuance date fair value of $560,520 which was recognized immediately.

During the three months ended June 30, 2021, the Company issued an aggregate of 167,600 restricted shares of our common stock (the “Restricted Stock”) under the Company’s 2017 Plan to six employees. The Restricted Stock had an aggregate issuance date fair value of $963,701, of which, awards of Restricted Stock with an aggregate fair value of $957,313 vests over a period of one year and an award of Restricted Stock with an aggregate fair value of $6,388 vests immediately. The fair value of the Restricted Stock issued is being recognized over the vesting term.

Kubient, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Stock Options

During the six months ended June 30, 2021, the holder of an option under the 2017 Plan to purchase 2,815 shares of the Company’s common stock at an exercise price of $2.97 per share exercised such option resulting in cash proceeds of $8,361 to the Company.

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

During the three months ended June 30, 2021, warrants to purchase an aggregate of 112,647 shares of the Company’s common stock were exercised at prices between $4.20 and $6.25 per share, resulting in net cash proceeds to the Company of $428,719 (net of issuance costs of $32,270) and the issuance of an aggregate of 108,961 shares of the Company's common stock and five-year warrants to purchase 94,286 shares of common stock at an exercise price of $5.50 per share.

A summary of the warrant activity during the six months ended June 30, 2021 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Life	Intrinsic
	Warrants	Price	In Years	Value
Outstanding, January 1, 2021	6,167,745	$5.26
Issued	867,286	5.50
Exercised	(2,281,668)	5.04
Expired	—	—
Outstanding, June 30, 2021 [1]	4,753,363	$5.42	4.1	$1,531,119

Exercisable, June 30, 2021	4,753,363	$5.35	4.1	$1,531,119

[1] Excludes five-year warrants to purchase 368,711 shares of common stock at an exercise price of $5.50 per share that are issuable upon exercise of certain warrants.

The following table presents information related to stock warrants as of June 30, 2021:

Warrants Outstanding		Warrants Exercisable
		Weighted
	Outstanding	Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Warrants	In Years	Warrants

$4.20	368,711	3.2	368,711
$4.95	177,223	1.8	177,223
$5.50	3,998,459	4.2	3,998,459
$6.25	32,500	4.1	32,500
$6.38	176,470	4.5	176,470
	4,753,363	4.1	4,753,363

Kubient, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 6 – COMMITMENTS AND CONTINGENCIES

From time to time, the Company is a defendant or plaintiff in various legal actions that arise in the normal course of business. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

Outstanding Litigation

In March 2019, the Company entered into a binding letter of intent (“LOI”) to acquire substantially all of the assets of Aureus Holdings, LLC d/b/a Lo70s (“Lo70s”). In connection with the LOI, the Company paid a good faith deposit to Lo70s of $200,000. Subsequently, during the diligence phase of the LOI it became apparent that Lo70s’ projections were grossly inaccurate and misstated. Diligence inquiries made to Lo70s on this subject continuously went ignored. As a result, the Company allowed the LOI to expire under its own terms. In connection with this expiration, the Company was served with a complaint by Lo70s (Aureus Holdings, LLC d/b/a Lo70s v. Kubient, Inc., et al., Superior Court of Delaware, Case No. N20C-07-061), which named the Company and three individuals, Peter A. Bordes, Jr., Paul Roberts and Philip Anderson (a former consultant to the Company) as defendants.  The complaint alleges breach of contract on the expired LOI and other claims and seeks damages, without providing information or support as to how the alleged damages are calculated.  The Company believes that Lo70s’ claim has no merit, and disputes Lo70s’ allegations therein.  The Company has retained legal counsel in Delaware in order to defend the action vigorously. On August 31, 2020, the Company filed its answer to Lo70s’ complaint on the contract claims, and moved to dismiss the unjust enrichment and tortious interference claims alleged by Lo70s for failure to state a claim. The individual defendants named in the claim moved to dismiss all of Lo70’s claims based on lack of personal jurisdiction and failure to state a claim. On August 31, 2020, the Company also filed a counterclaim denying all allegations made by Lo70s and pursuing the Company’s claims against Lo70s and its affiliates, including claims for fraudulent inducement and breach of contract. On November 6, 2020, Lo70s amended its Complaint and moved to dismiss the Company’s counterclaims. The amended Complaint removes Messrs. Bordes, Roberts, and Anderson as parties, but otherwise asserts the same causes of action as the original Complaint. On December 9, 2020, the Company moved to dismiss portions of Lo70s’ amended Complaint and filed amended counterclaims against Lo70s that Lo70s has moved to dismissed.  The Court heard argument on the motions to dismiss on April 28, 2021 and Kubient’s motion was denied on August 6, 2021. Lo70s’ motion remains outstanding.  The case is currently proceeding with discovery.   The Company continues to dispute Lo70s allegations and intends to vigorously defend itself and prosecute its counterclaims.  During the year ended December 31, 2019, the Company recorded an allowance of $200,000 related to the deposit. As of June 30, 2021 and December 31, 2020, the Company had accrued for all probable and estimable amounts in its condensed consolidated financial statements.

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

Obligations Arising from Employment Agreements

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

On June 4, 2021 (the “Effective Date”), the Company entered into two-year employment agreements with its two new Vice Presidents of Performance Media. The agreements provide for a bonus paid to each Vice President of Performance Media of (i) the issuance of up to 67,738 shares of the Company’s common stock (the “First Year Bonus”) on the 12-month anniversary of the Effective Date if as of such date the net revenue, as defined within the agreement, generated from the Customer List through the respective Vice President of Performance Media’s performance marketing is between $175,000 and an amount of excess of $350,000, which First Year Bonus shall vest in two equal equity installments, the first of which occurring on the second anniversary of the issuance thereof and the second of which occurring on the fourth anniversary of the issuance thereof (the “Year 1 Equity Grant”), and (ii) the issuance of up to 67,738 shares of the Company’s common stock (the “Second Year Bonus”) on the 24-month anniversary of the Effective Date if as of such date the net revenue, as defined within the agreement, generated from the Customer List through the respective Vice President of Performance Media’s performance marketing is between $262,000 and an amount in excess of $525,000, which Second Year Bonus shall vest in two equal equity installments, the first of which occurring on the second anniversary of the issuance thereof and the second of which occurring on the fourth anniversary of the issuance thereof (the “Year 1 Equity Grant”).  If either Vice President of Performance Media ends the Term of Employment for good reason, as defined within the agreement, or the Company terminates either Vice President of Performance Media without cause, such Vice President of Performance Media shall (i) receive $150,000 prorated for two months following such termination and for an additional year for every year the Vice President of Performance Media was employed by Company, and (ii) payment of any earned, but unpaid, performance-based performances due as of the date of such termination (“Severance”). The Company determined that the First Year Bonus and Second Year Bonus to each Vice President of Performance Media represents an accounting grant with a performance-based vesting condition pursuant to Accounting Standards Codification 718 which was probable of completion as of June 30, 2021 and accordingly, the aggregate grant date fair value of the awards of $1,400,822 is being recognized over the respective vesting term.

Kubient, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 7 – CONCENTRATIONS

Customer Concentrations

The following table sets forth information as to each customer that accounted for 10% or more of the Company’s net revenues for the following periods:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
Customer	2021	2020	2021	2020
Customer A	99.38%	113.07%	101.16%	12.79%
Customer B	N/A	N/A	N/A	52.21%
Customer C	14.98%	N/A	N/A	36.04%
Total	114.36%	113.07%	101.16%	101.04%

From time to time, certain customers generate negative net revenues that resulted from Supplier Costs that exceeded the Gross Billings. As a result, the Company’s concentrations on net revenues may result in total percentages that exceed 100%.

The following table sets forth information as to each customer that accounted for 10% or more of the Company’s gross accounts receivable as of:

	June 30,	December 31,
Customer	2021	2020
Customer A	61.63%	89.02%
Total	61.63%	89.02%

A reduction in sales from or loss of these customers would have a material adverse effect on the Company’s results of operations and financial condition.

Supplier Concentrations

The following table sets forth information as to each supplier that accounted for 10% or more of the Company’s Supplier Costs for the following periods:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
Supplier	2021	2020	2021	2020
Supplier A	N/A	51.93%	N/A	35.39%
Supplier B	*	14.67%	11.30%	14.18%
Supplier D	*	19.17%	*	14.57%
Supplier E	23.52%	N/A	16.54%	N/A
Supplier F	*	N/A	10.37%	N/A
Total	23.52%	85.77%	38.21%	64.14%

* Less than 10%.

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

Recent Developments

New Members of the Board of Directors

On June 30, 2021, the Company held its Annual Meeting of Stockholders, at which, among other things, two new members were elected to the Company’s board of directors: Jonathan “Jon” Bond and Lawrence “Larry” Harris.

Jon Bond brings over 35 years of experience within the advertising and marketing space and is often considered to be one of the industry’s most recognized thought leaders and entrepreneurs. He has had significant success holding senior level executive roles and starting companies from the ground up, such as Kirshenbaum Bond Senecal & Partners, LLC.

Larry Harris currently serves as the Founder and CEO of Alpha Precision Media, Inc., an adtech company that leverages Amazon’s data and technology to build brand value and turbocharge sales. Additionally, he is also the Managing Partner of Glarris Consulting, LLC, a consulting firm which provides strategic advisory services to companies, organizations and startups.

The Company’s board of directors has determined that both Mr. Bond and Mr. Harris are each an “independent director” under the listing standards of The Nasdaq Stock Market, LLC’s standards and are “non-employee directors” for purposes of Rule 16b-3 under Section 16 of the Securities Exchange Act of 1934, as amended. Neither Mr. Bond nor Mr. Harris has any family relationships with any of the executive officers or directors of the Company, neither Mr. Bond nor Mr. Harris are a party to any transaction with the Company that would require disclosure under Item 404(a) of Regulation S-K, and there are no arrangements or understandings between each of Mr. Bond or Mr. Harris and any other persons pursuant to which they were elected as a director.

While the Company does not have a formal policy with respect to compensation payable to its non-employee directors for service as directors, both Mr. Bond and Mr. Harris will receive cash compensation of $10,500 per quarter prorated for the amount of time they serve on the Board prior to the determination of the Company’s standard non-employee director compensation package for fiscal year 2021, which will include equity awards for each year of service.

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

Asset Purchase Agreement

On June 15, 2021, pursuant to an asset purchase agreement dated June 4, 2021, we closed on the acquisition of a customer list and other assets of Advisio Solutions, LLC for consideration consisting of: (i) $1,050,000 payable in cash and (ii) the issuance of an aggregate of 100,000 restricted shares of our common stock.

New Vice Presidents of Performance Media

On June 4, 2021, Mike Gavigan and Mark St. Amour joined Kubient's sales team as Vice Presidents of Performance Media. Messrs. Gavigan and St. Amour were previously employed by Advisio Solutions, LLC and have connected consumer brands with their digital target audiences for the past 20 years, executing campaigns from top brands and agencies while using digital acquisition as a core growth strategy for clients.

Salary Increases

In April 2021, we engaged an independent compensation consultant to work with our Compensation Committee to ensure our executive officers were being compensated appropriately, as compared to compensation practices at peer companies. Based on their recommendations, on August 13, 2021, the Compensation Committee approved the following base salary increases: effective June 1, 2021, Pavel Medvedev, Chief Technology Officer, received an increase in base compensation from $250,000 to $310,000. Effective July 1, 2021, Paul Roberts, Chief Executive Officer, received an increase in base compensation from $300,000 to $350,000 and Joshua Weiss, Chief Financial Officer, received an increase in base compensation from $275,000 to $330,000. Leon Zemel’s (Chief Product Officer) base salary did not change.

COVID-19

In March 2020, the World Health Organization declared COVID-19, a novel strain of coronavirus, a pandemic. During 2020 and continuing into 2021, the global economy has been, and continues to be, affected by COVID-19. While we continue to see signs of economic recovery as certain governments began to gradually ease restrictions, provide economic stimulus and vaccine distribution accelerated, the rate of recovery on a global basis has been affected by resurgence of the virus or its variants in certain jurisdictions causing reinstatement of restrictions in certain jurisdictions. Starting in 2020 and continuing into 2021, the Company has taken proactive measures to protect the health and safety of our employees and customers by closing our offices, requiring employees to work from home and suspending travel, in-person meetings and visits with our customers. We continue to monitor the effectiveness of these measures in light of the daily evolution of the COVID-19 pandemic, including the spread of the Delta variant, in order to ensure the health and safety of our employees remains our top priority. For example, while we recently developed a plan to return to our offices in September of 2021, the impact of the Delta variant may result in employees continuing to work from home for the duration of 2021 and beyond . We will modify our return to office plans, as needed, to ensure the safety of our employees and to ensure that appropriate safety and cleanliness protocols are followed.

We experienced improvement in our financial results and noticed an increase in customers’ advertising budgets beyond pre-pandemic levels in the latter half of the fiscal year 2020 and into the first and second quarter of 2021. The Company observed a corresponding increase in its advertising impression Volumes during the same period. In Addition, the Company has observed advertising impression Volumes in the beginning of the fourth quarter of 2020 that have actually exceeded pre-pandemic levels. However, there can be no assurances that the Company’s advertising impression Volumes and profit margins will stay above pre-pandemic levels for the remainder of fiscal 2021 and beyond if new resurgence of the virus or its variants in certain jurisdictions. More specifically, the impact of the Delta variant cannot be predicted at this time, and could depend on numerous factors, including vaccination rates among the population, the effectiveness of COVID-19 vaccines against the Delta variant and the response by governmental bodies and regulators. We continue to closely monitor the evolving effects of the COVID-19 pandemic on our business and implementing plans to take appropriate actions to adapt to changing circumstances arising from the pandemic. While we expect the COVID-19 pandemic will continue to have an adverse effect on our revenues and earnings in 2021, we do expect a recovery throughout the year. We expect to continue to make significant capital investments in the business. However, we continue to monitor the effects of COVID-19 and will adjust our future level of capital investments accordingly.

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

In addition, during the three months ended March 31, 2020, we allowed two clients to beta test KAI, our fraud prevention technology powered by machine learning. Our Supply Side Platform also provides KAI with hundreds of millions of rows of data in real-time which improves accuracy, and provides our clients the ability to prevent the purchase of non-human or fraudulent advertising traffic. Beginning in the fourth quarter of 2020, we began providing potential KAI customers with a free KAI audit, which provides our prospective customer with the intricate details of types and quantity of ad-fraud occurring on their platforms as a means of demonstrating KAI’s product differentiation and its ability to prevent ad fraud. During the three months ended June 30, 2021, the number of KAI audits scheduled by prospective customers is currently 13.

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

Results of Operations

Three Months Ended June 30, 2021 Compared With Three Months Ended June 30, 2020

The following table presents the results of operations for the three months ended June 30, 2021 and 2020:

	For the Three Months Ended
	June 30,
	2021	2020

Net Revenues	$497,568	$91,537

Operating Expenses:
Sales and marketing	504,380	110,252
Technology	619,692	497,157
General and administrative	1,108,280	601,828

Total Operating Expenses	2,232,352	1,209,237

Loss From Operations	(1,734,784)	(1,117,700)

Other (Expense) Income:
Interest expense	(1,576)	(296,516)
Interest expense - related parties	—	(101,637)
Interest income	33,355	33
Other income	—	10,500

Total Other Income (Expense)	31,779	(387,620)

Net Loss	$(1,703,005)	$(1,505,320)

Net Revenues

For the three months ended June 30, 2021, net revenues increased by $406,031, or 444%, to $497,568 from $91,537 for the three months ended June 30, 2020. The increase in revenue as compared to the 2020 period is primarily due to the increase in revenue from one new customer during the three months ended June 30, 2021.

Sales and Marketing

For the three months ended June 30, 2021, sales and marketing expenses increased by $394,128, or 357%, to $504,380 from $110,252 for the three months ended June 30, 2020. The increase is primarily a result of the expansion of our sales and marketing department which resulted in increases in salary expense of approximately $140,000 arising from an increase in sales and marketing personnel headcount, stock-based compensation expense of approximately $180,000, consulting expense of approximately $49,000, selling expense of approximately $100,000 and public relations expense of approximately $68,000.

Technology

For the three months ended June 30, 2021, technology expenses increased by $122,535, or 25%, to $619,692 from $497,157 for the three months ended June 30, 2020. The increase is primarily due to increases in salary expense of approximately $80,000 arising from an increase in technology personnel headcount, consulting expense of approximately $22,000 and cloud hosting costs of approximately $37,000.

General and Administrative

For the three months ended June 30, 2021, general and administrative expenses increased by $506,452 or 84%, to $1,108,280 from $601,828 for the three months ended June 30, 2020. The increase is primarily due to increases in salary expense of approximately $154,000 arising from an increase in general and administrative headcount, approximately $259,000 in professional fees and approximately $118,000 of insurance expense.

Other Income (Expense)

For the three months ended June 30, 2021, other income increased by $419,399, to $31,779 from other expense of $387,620 for the three months ended June 30, 2020. The increase is primarily due to the reduction of interest-bearing loans as compared to the 2020 period.

Six Months Ended June 30, 2021 Compared With Six Months Ended June 30, 2020

The following table presents the results of operations for the six months ended June 30, 2021 and 2020:

	For the Six Months Ended
	June 30,
	2021	2020

Net Revenues	$1,205,325	$1,473,450

Operating Expenses
Sales and marketing	1,261,330	258,957
Technology	1,139,447	975,690
General and administrative	2,363,852	1,118,917

Total Operating Expenses	4,764,629	2,353,564

Loss From Operations	(3,559,304)	(880,114)

Other (Expense) Income:
Interest expense	(3,210)	(729,399)
Interest expense – related parties	—	(202,551)
Interest income	62,664	104
Gain on forgiveness of accounts payable – supplier	—	236,248
Other income	233	12,294

Total Other Income (Expense)	59,687	(683,304)

Net Loss	$(3,499,617)	$(1,563,418)

Net Revenues

For the six months ended June 30, 2021, net revenues decreased by $268,125, or 18%, to $1,205,325 from $1,473,450 for the six months ended June 30, 2020. The decrease in revenue as compared to the 2020 period is primarily due to the recognition of approximately $1.3 million of revenue during the six months ended June 30, 2020 in connection with the beta test of KAI, partially offset by increased revenue in the 2021 period of approximately $1.2 million generated from one new customer.

Sales and Marketing

For the six months ended June 30, 2021, sales and marketing expenses increased by $1,002,373, or 387%, to $1,261,330 from $258,957 for the six months ended June 30, 2020. The increase is primarily a result of the expansion of our sales and marketing department which resulted in increases in salary expense of approximately $306,000 arising from an increase in sales and marketing personnel headcount, stock-based compensation of approximately $209,000, consulting fees of approximately $74,000, selling expense of approximately $244,000 and public relations costs of approximately $132,000.

Technology

For the six months ended June 30, 2021, technology expenses increased by $163,757, or 17%, to $1,139,447 from $975,690 for the six months ended June 30, 2020. The increase is primarily due to increases in salary expense of approximately $73,000 arising from an increase in technology personnel headcount, consulting of approximately $25,000 and cloud hosting costs of approximately $59,000.

General and Administrative

For the six months ended June 30, 2021, general and administrative expenses increased by $1,244,935, or 111%, to $2,363,852 from $1,118,917 for the six months ended June 30, 2020. The increase is primarily due to increases in salary expense of approximately $398,000 arising from an increase in general and administrative headcount, approximately $577,000 in professional fees, approximately $234,000 of insurance expense and approximately $91,000 in taxes.

Other Income (Expense)

For the six months ended June 30, 2021, other income increased by $742,991 to $59,687 from other expense of ($683,304) for the six months ended June 30, 2020. The increase is primarily due to the reduction of interest-bearing loans as compared to the 2020 period.

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

For the three and six months ended June 30, 2021 and 2020, EBITDA and Adjusted EBITDA consisted of the following:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net Loss	$(1,703,005)	$(1,505,320)	$(3,499,617)	$(1,563,418)
Interest expense	1,576	296,516	3,210	729,399
Interest expense - related parties	—	101,637	—	202,551
Interest income	(33,355)	(33)	(62,664)	(104)
Depreciation and amortization	81,914	88,030	159,293	139,145
EBITDA	(1,652,870)	(1,019,170)	(3,399,778)	(492,427)
Adjustments:
Stock-based compensation expense	19,538	62,423	260,752	83,942
Adjusted EBITDA	$(1,633,332)	$(956,747)	$(3,139,026)	$(408,485)

Adjusted Loss Per Share	$(0.12)	$(0.27)	$(0.21)	$(0.11)
Weighted Average Common Shares Outstanding - Basic and Diluted	13,983,195	3,601,838	14,825,334	3,601,680

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

Liquidity and Capital Resources

We measure our liquidity in a number of ways, including the following:

	June 30,	December 31,
	2021	2020

Cash	$30,462,437	$24,782,128
Working capital	$29,229,133	$23,570,158

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

Six Months Ended June 30, 2021 Compared With Six Months Ended June 30, 2020

Our sources and uses of cash were as follows:

Cash Flows From Operating Activities

We experienced negative cash flows from operating activities for the six months ended June 30, 2021 and 2020 in the amounts of $2,980,648 and $607,525, respectively. The net cash used in operating activities for the six months ended June 30, 2021 was primarily a result of cash used to fund a net loss of $3,499,617, adjusted for net non-cash expenses of $420,045, partially offset by $98,924 of net cash provided by changes in the levels of operating assets and liabilities. The net cash used in operating activities for the six months ended June 30, 2020 was primarily a result of cash used to fund a net loss of $1,563,418, adjusted for net non-cash expenses of $749,218, partially offset by $206,675 of net cash provided by changes in the levels of operating assets and liabilities.

Cash Flows From Investing Activities

Net cash used in investing activities for the six months ended June 30, 2021 was $1,124,253, which was attributable to purchases of intangible assets and property and equipment. Net cash used in investing activities for the six months ended June 30, 2020 was $357,335, which was attributable to purchases of intangible assets and property and equipment.

Cash Flows From Financing Activities

We experienced positive cash flows from financing activities for the six months ended June 30, 2021 and 2020 in the amounts of $9,785,210 and $976,190, respectively. During the six months ended June 30, 2021, $9,795,510 of net proceeds were provided from exercises of options and warrants, partially offset by $10,300 of cash used to pay deferred offering costs. During the six months ended June 30, 2020, $991,190 of proceeds were received from debt financings, partially offset by $15,000 of cash used for payment of deferred offering costs.

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

Intangible Assets

Intangible assets are comprised of costs to acquire a customer list as well as costs to acquire and develop computer software, including (i) the costs to acquire third-party data which is used to improve the Company’s artificial intelligence platform for client use as well as (ii) the costs to acquire third-party software as well as the related source code. The intangible assets have estimated useful lives of two years for the computer software, five years for the capitalized data and seven years for the customer list. Once placed into service, the Company amortizes the cost of the intangible assets over their estimated useful lives on a straight-line basis.

Impairment of Long-lived Assets

The Company reviews for the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable. An impairment would be recognized when estimated future cash flows expected to result from the use of the asset and its’ eventual disposition are less than its’ carrying amount.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2021. Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Based on this evaluation, and as a result of the material weaknesses described below, our CEO and CFO have concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of June 30, 2021. In light of this fact, our management has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the material weaknesses in our internal control over financial reporting, the unaudited interim condensed consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q fairly state, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

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

Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP. The following material weaknesses in our internal control over financial reporting were identified in the normal course as of December 31, 2020 and continued to exist as of June 30, 2021:

●	The Company had inadequate segregation of duties in its finance and accounting function because of its limited personnel.

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

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2021, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except as noted above.

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

In March 2019, the Company entered into a binding letter of intent (“LOI”) to acquire substantially all of the assets of Aureus Holdings, LLC d/b/a Lo70s (“Lo70s”). In connection with the LOI, the Company paid a good faith deposit to Lo70s of $200,000. Subsequently, during the diligence phase of the LOI it became apparent that Lo70s’ projections were grossly inaccurate and misstated. Diligence inquiries made to Lo70s on this subject continuously went ignored. As a result, the Company allowed the LOI to expire under its own terms. In connection with this expiration, the Company was served with a complaint by Lo70s (Aureus Holdings, LLC d/b/a Lo70s v. Kubient, Inc., et al., Superior Court of Delaware, Case No. N20C-07-061), which named the Company and three individuals, Peter A. Bordes, Jr., Paul Roberts and Philip Anderson (a former consultant to the Company) as defendants.  The complaint alleges breach of contract on the expired LOI and other claims and seeks damages, without providing information or support as to how the alleged damages are calculated.  The Company believes that Lo70s’ claim has no merit, and disputes Lo70s’ allegations therein.  The Company has retained legal counsel in Delaware in order to defend the action vigorously. On August 31, 2020, the Company filed its answer to Lo70s’ complaint on the contract claims, and moved to dismiss the unjust enrichment and tortious interference claims alleged by Lo70s for failure to state a claim. The individual defendants named in the claim moved to dismiss all of Lo70’s claims based on lack of personal jurisdiction and failure to state a claim. On August 31, 2020, the Company also filed a counterclaim denying all allegations made by Lo70s and pursuing the Company’s claims against Lo70s and its affiliates, including claims for fraudulent inducement and breach of contract. On November 6, 2020, Lo70s amended its Complaint and moved to dismiss the Company’s counterclaims. The amended Complaint removes Messrs. Bordes, Roberts, and Anderson as parties, but otherwise asserts the same causes of action as the original Complaint. On December 9, 2020, the Company moved to dismiss portions of Lo70s’ amended Complaint and filed amended counterclaims against Lo70s that Lo70s has moved to dismissed.  The Court heard argument on the motions to dismiss on April 28, 2021 and Kubient’s motion was denied on August 6, 2021. Lo70’s motion remains outstanding.  The case is currently proceeding with discovery.   The Company continues to dispute Lo70s allegations and intends to vigorously defend itself and prosecute its counterclaims.  During the year ended December 31, 2019, the Company recorded an allowance of $200,000 related to the deposit. As of June 30, 2021 and December 31, 2020, the Company had accrued for all probable and estimable amounts in its condensed consolidated financial statements.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

During the three months ended June 30, 2021, warrants to purchase an aggregate of 112,647 shares of the Company’s common stock were exercised at prices between $4.20 and $6.25 per share, resulting in net cash proceeds to the Company of $428,719 (net of issuance costs of $32,270) and the issuance of an aggregate of 108,961 shares of the Company's common stock and five-year warrants to purchase 94,286 shares of common stock at an exercise price of $5.50 per share.

On June 15, 2021, pursuant to an asset purchase agreement dated June 4, 2021, the Company issued 63,000 shares of the Company’s common stock to Mr. Gavigan, one of the Company’s Vice Presidents of Performance Media.

Also on June 15, 2021, pursuant to the same asset purchase agreement dated June 4, 2021, the Company issued 37,000 shares of the Company’s common stock to Mr. St. Amour, one of the Company’s Vice Presidents of Performance Media.

The foregoing transactions did not involve any underwriters, any underwriting discounts or commissions, or any public offering. We believe the offers, sales, and issuances of the above securities were exempt from registration under the Exchange Act (including Regulation D promulgated thereunder) by virtue of Section 4(a)(2) of the Securities Act, because the issuance of securities to the recipients did not involve a public offering. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates issued in these transactions. All recipients had adequate access, through their relationships with us or otherwise, to information about us. The issuances of these securities were made without any general solicitation or advertising.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosure.

Not applicable.

Item 5. Other Information.

There is no other information required to be disclosed under this item which was not previously disclosed.

Item 6. Exhibits

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Filing Date	Exhibit Number
10.1	Kubient, Inc. 2021 Equity Incentive Plan	8-K	July 2, 2021	10.1

10.2	Employment Agreement with Leon Zemel, dated April 9 2021				X

31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)				X

101.ins	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X

101.sch	Inline XBRL Taxonomy Schema Document				X

101.cal	Inline XBRL Taxonomy Calculation Linkbase Document				X

101.def	Inline XBRL Taxonomy Definition Linkbase Document				X

101.lab	Inline XBRL Taxonomy Label Linkbase Document				X

101.pre	Inline XBRL Taxonomy Presentation Linkbase Document				X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KUBIENT, INC.

Dated: August 16, 2021	/s/ Paul Roberts
Paul Roberts
Interim Chief Executive Officer
(principal executive officer)

Dated: August 16, 2021	/s/ Joshua Weiss
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

A-1

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

A-2