Form 10-Q
period 2021-09-30
Kubient, Inc.
filed 2021-11-12
CIK 1729750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-39441

KUBIENT, INC.

(Exact name of registrant as specified in its charter)

Delaware	82-1808844
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500 7th Avenue

8th Floor

New York, New York 10018

(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: (800) 409-9456

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

As of November 10, 2021, the registrant had 14,252,886 shares of common stock outstanding.

KUBIENT, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2021

Kubient, Inc.

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2021	2020
	(unaudited)
Assets
Current Assets:
Cash	$28,746,456	$24,782,128
Accounts receivable, net	372,971	1,373,754
Prepaid expenses and other current assets	625,643	107,651
Total Current Assets	29,745,070	26,263,533
Intangible assets, net	2,440,316	1,071,850
Property and equipment, net	34,035	17,166
Deferred offering costs	37,510	10,000
Total Assets	$32,256,931	$27,362,549

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable - suppliers	$451,709	$336,028
Accounts payable - trade	817,389	1,106,604
Accrued expenses and other current liabilities	921,990	1,032,282
Notes payable	260,322	218,461
Total Current Liabilities	2,451,410	2,693,375
Notes payable, non-current portion	77,422	187,629
Total Liabilities	2,528,832	2,881,004

Commitments and contingencies (Note 6)
Stockholders' Equity:
Preferred stock, $0.00001 par value; 5,000,000 shares authorized; No shares issued and outstanding as of September 30, 2021 and December 31, 2020	—	—
Common stock, $0.00001 par value; 95,000,000 shares authorized; 14,252,886 and 11,756,109 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	143	118
Additional paid-in capital	51,827,263	40,770,504
Accumulated deficit	(22,099,307)	(16,289,077)
Total Stockholders' Equity	29,728,099	24,481,545
Total Liabilities and Stockholders' Equity	$32,256,931	$27,362,549

The accompanying notes are an integral part of these condensed consolidated financial statements.

Kubient, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

Net Revenues	$676,986	$280,401	$1,882,311	$1,753,851

Operating Expenses:
Sales and marketing	715,820	145,755	1,977,150	404,712
Technology	776,573	545,639	1,916,020	1,521,329
General and administrative	1,514,913	1,022,106	3,878,765	2,141,023
Total Operating Expenses	3,007,306	1,713,500	7,771,935	4,067,064
Loss From Operations	(2,330,320)	(1,433,099)	(5,889,624)	(2,313,213)

Other (Expense) Income:
Interest expense	(2,098)	(392,714)	(5,308)	(1,122,113)
Interest expense - related parties	—	(200,821)	—	(403,372)
Amortization of beneficial conversion feature	—	(1,984,322)	—	(1,984,322)
Gain on settlement of notes and other payables	—	139,333	—	139,333
Interest income	21,805	3,395	84,469	3,499
Gain on forgiveness of accounts payable - supplier	—	—	—	236,248
Loss on extinguishment of convertible note payable	—	(297,272)	—	(297,272)
Other income	—	1,000	233	13,294
Total Other Income (Expense)	19,707	(2,731,401)	79,394	(3,414,705)
Net Loss	(2,310,613)	(4,164,500)	(5,810,230)	(5,727,918)
Deemed dividend related to warrant down round adjustment	—	(1,682,000)	—	(1,682,000)
Net Loss Attributable to Common Shareholders	$(2,310,613)	$(5,846,500)	$(5,810,230)	$(7,409,918)
Net Loss Per Share - Basic and Diluted	$(0.16)	$(1.03)	$(0.43)	$(1.72)
Weighted Average Common Shares Outstanding - Basic and Diluted	14,252,886	5,676,561	13,627,435	4,300,905

The accompanying notes are an integral part of these condensed consolidated financial statements.

Kubient, Inc.

Condensed Consolidated Statements of Changes in Stockholders' Equity (Deficiency)

(unaudited)

	For the Nine Months Ended September 30, 2021
			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance - January 1, 2021	11,756,109	$118	$40,770,504	$(16,289,077)	$24,481,545
Shares issued upon exercise of warrants, net of issuance costs [1]	2,047,361	20	9,274,891	—	9,274,911
Stock-based compensation:
Common stock	70,040	1	513,102	—	513,103
Options	—	—	2,576	—	2,576
Net loss	—	—	—	(1,796,612)	(1,796,612)
Balance - March 31, 2021	13,873,510	139	50,561,073	(18,085,689)	32,475,523
Shares issued upon exercise of warrants, net of issuance costs [2]	108,961	1	428,718	—	428,719
Common stock issued upon exercise of options	2,815	—	8,361	—	8,361
Shares issued as partial consideration for intangible asset	100,000	1	531,999	—	532,000
Stock-based compensation:
Common stock	167,600	2	27,568	—	27,570
Options	—	—	2,509	—	2,509
Net loss	—	—	—	(1,703,005)	(1,703,005)
Balance - June 30, 2021	14,252,886	143	51,560,228	(19,788,694)	31,771,677
Stock-based compensation:
Common stock	—	—	264,502	—	264,502
Options	—	—	2,533	—	2,533
Net loss	—	—	—	(2,310,613)	(2,310,613)
Balance - September 30, 2021	14,252,886	$143	$51,827,263	$(22,099,307)	$29,728,099

	For the Nine Months Ended September 30, 2020
			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance - January 1, 2020	3,601,521	$36	$3,362,724	$(8,403,417)	$(5,040,657)
Stock-based compensation:
Options	—	—	5,394	—	5,394
Net loss	—	—	—	(58,098)	(58,098)
Balance - March 31, 2020	3,601,521	36	3,368,118	(8,461,515)	(5,093,361)
Stock-based compensation:
Common stock	1,112	—	3,000	—	3,000
Options	—	—	5,423	—	5,423
Forgiveness of accrued expenses by related party	—	—	33,738	—	33,738
Net loss	—	—	—	(1,505,320)	(1,505,320)
Balance - June 30, 2020	3,602,633	36	3,410,279	(9,966,835)	(6,556,520)
Issuance of common stock and warrants in initial public offering, net of issuance costs [3]	2,500,000	25	10,605,720	—	10,605,745
Conversion of notes payable and accrued interest into common stock and warrants	1,461,090	15	7,304,815	—	7,304,830
Conversion of notes payable and accrued interest into common stock	94,223	1	388,143	—	388,144
Stock-based compensation:
Options	—	—	5,176	—	5,176
Common stock	3,334	—	9,000	—	9,000
Effect of reverse stock-split	20	—	—	—	—
Net loss	—	—	—	(4,164,500)	(4,164,500)
Balance - September 30, 2020	7,661,300	$77	$21,723,133	$(14,131,335)	$7,591,875
[1]	Includes gross proceeds of $9,708,038, less issuance costs of $433,127.
[2]	Includes gross proceeds of $460,989, less issuance costs of $32,270.
[3]	Includes gross proceeds of $12,503,750, less issuance costs of $1,898,005.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Kubient, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the Nine Months Ended
	September 30,
	2021	2020

Cash Flows From Operating Activities:
Net loss	$(5,810,230)	$(5,727,918)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	304,068	227,355
Bad debt expense	—	3,734
Gain on forgiveness of accounts payable - supplier	—	(236,248)
Stock-based compensation:
Stock options	7,618	15,993
Common stock	516,381	62,484
Amortization of debt discount and debt issuance costs	—	915,994
Amortization of debt discount and debt issuance costs - related parties	—	357,201
Amortization of beneficial conversion feature	—	1,984,322
Loss on extinguishment of convertible note payable	—	297,272
Gain on settlement of notes and other payables	—	(139,333)
Changes in operating assets and liabilities:
Accounts receivable	1,000,783	(762,452)
Prepaid expenses and other current assets	(155,367)	(89,013)
Accounts payable - suppliers	115,681	(193,334)
Accounts payable - trade	(289,215)	68,002
Accrued expenses and other current liabilities	(274,667)	492,372
Accrued interest	7,025	195,596
Accrued interest - related parties	—	53,026
Net Cash Used In Operating Activities	(4,577,923)	(2,474,947)

Cash Flows From Investing Activities:
Purchase of intangible assets	(1,133,072)	(855,019)
Purchase of property and equipment	(24,331)	(5,287)
Net Cash Used In Investing Activities	(1,157,403)	(860,306)

Cash Flows From Financing Activities:
Proceeds from exercise of warrants [1]	9,787,149	—
Repayment of PPP loan	(68,346)	—
Proceeds from exercise of options	8,361	—
Payment of deferred offering costs	(27,510)	—
Proceeds from sale of common stock and warrants in initial public offering, net [2]	—	11,503,488
Payment of initial public offering issuance costs	—	(841,376)
Proceeds from issuance of notes payable	—	656,190
Repayment of notes payable	—	(95,000)
Proceeds from issuance of notes payable - related parties	—	585,000
Repayment of note payable - related party	—	(150,000)
Net Cash Provided By Financing Activities	9,699,654	11,658,302
Net Increase In Cash	3,964,328	8,323,049
Cash - Beginning of the Period	24,782,128	33,785
Cash - End of the Period	$28,746,456	$8,356,834
[1]	Includes gross proceeds of $10,169,027, less issuance costs of $381,878.

[2]	Includes gross proceeds of $12,503,750, less underwriting discounts and commissions of $1,000,262.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Kubient, Inc.

Condensed Consolidated Statements of Cash Flows (Continued)

(unaudited)

	For the Nine Months Ended
	September 30,
	2021	2020

Supplemental Disclosures of Cash Flow Information:
Cash paid during the periods for:
Interest	$4,588	$574
Income taxes	$—	$—

Non-cash investing and financing activities:
Accrual of warrant exercise issuance costs	$83,519	$—
Shares issued as partial consideration for intangible asset	$532,000	$—
Shares of common stock issued in satisfaction of accrued issuable equity	$507,044	$—
Financing of insurance premiums	$362,625	$—
Conversion of notes payable and accrued interest into common stock	$—	$16
Original issue discount in connection with convertible notes payable	$—	$285,000
Original issue discount in connection with convertible notes payable - related party	$—	$75,500
Accrual of intangible assets	$—	$644,981
Reduction of additional paid-in capital for initial public offering issuance costs that were previously paid	$—	$(56,367)
Reversal of previously accrued deferred offering costs	$—	$(218,829)
Forgiveness of related party liability	$—	$33,738

The accompanying notes are an integral part of these condensed consolidated financial statements.

Kubient, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1 – BUSINESS ORGANIZATION, NATURE OF OPERATIONS, RISKS AND UNCERTAINTIES AND BASIS OF PRESENTATION

Organization and Operations

Kubient, Inc. (“Kubient”, “we”, “our” or the “Company”), a Delaware corporation, was incorporated in May 2017 to solve some of the most significant problems facing the global digital advertising industry.

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

Risks and Uncertainties

In March 2020, the World Health Organization declared COVID-19, a novel strain of coronavirus, a pandemic. During 2020 and continuing into 2021, the global economy has been, and continues to be, affected by COVID-19. While we continue to see signs of economic recovery as certain governments began to gradually ease restrictions, provide economic stimulus and vaccine distribution accelerated, the rate of recovery on a global basis has been affected by resurgence of the virus or its variants in certain jurisdictions causing reinstatement of restrictions in certain jurisdictions. Starting in 2020 and continuing into 2021, the Company has taken proactive measures to protect the health and safety of our employees and customers by closing our offices, requiring employees to work from home and suspending travel, in-person meetings and visits with our customers. We continue to monitor the effectiveness of these measures in light of the daily evolution of the COVID-19 including the spread of the Delta variant, in order to ensure the health and safety of our employees remains our top priority.  During the third quarter of 2021, with the easing of many COVID-19 restrictions, we opened our corporate office on a flexible basis. We developed a health-safety plan, designed to adhere to the applicable guidelines of the CDC, state and local officials to protect the safety of our workers. While we continue to monitor the impact of the Delta variant, our employees may continue to work from home for the duration of 2021 and beyond.

Kubient, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

We experienced improvement in our financial results and noticed an increase in customers’ advertising budgets beyond pre-pandemic levels in the latter half of the fiscal year 2020 and through the first three quarters of 2021. The Company observed a corresponding increase in its advertising impression Volumes during the same periods, with such advertising impression Volumes exceeding pre-pandemic levels. However, there can be no assurances that the Company’s advertising impression Volumes and profit margins will stay above pre-pandemic levels for the remainder of fiscal 2021 and beyond if there is a new resurgence of the virus or its variants in certain jurisdictions. More specifically, the impact of the Delta variant cannot be predicted at this time, and could depend on numerous factors, including vaccination rates among the population, the effectiveness of COVID-19 vaccines against the Delta variant and the response by governmental bodies and regulators. We continue to closely monitor the evolving effects of the COVID-19 pandemic on our business and to implement plans to take appropriate actions to adapt to changing circumstances arising from the pandemic. While advertising impression Volumes increased beyond pre-pandemic levels, the COVID-19 pandemic has, and we expect will continue to have, an adverse effect on our revenues and earnings in 2021, we do expect a recovery throughout the year. We expect to continue to make significant capital investments in the business. However, we continue to monitor the effects of COVID-19 and will adjust our future level of capital investments accordingly.

Furthermore, the COVID-19 pandemic could have a long-term impact on the Company’s customers through the end of 2021 and well into 2022, which would reduce their demand for Company services and products. The extent to which COVID-19 or any other health epidemic may impact the Company’s results beyond 2021 will depend on future developments that could be outside the Company’s control, and which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of the overall economic impact of the COVID-19 pandemic. Accordingly, COVID-19 could continue to have a material adverse effect on the Company’s business, results of operations, financial condition and prospects during 2021 and beyond. The Company’s financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the unaudited condensed consolidated financial statements of the Company as of September 30, 2021 and for the three and nine months ended September 30, 2021 and 2020. The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the operating results for the full year ending December 31, 2021 or any other period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related disclosures as of December 31, 2020 and 2019 and for the years then ended which are included the Annual Report filed on Form 10-K on March 30, 2021.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

There have been no material changes to the significant accounting policies included in the audited consolidated financial statements as of December 31, 2020 and 2019 and for the years then ended, which were included the Annual Report filed on Form 10-K on March 30, 2021, except as disclosed in this note.

Kubient, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

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

The transaction price is determined based on the consideration to which it expects to be entitled, including the impact of any implicit price concessions over the course of the contract. The Company’s performance obligation is to facilitate the publication of advertisements. The performance obligation is satisfied at the point in time that the ad is placed. Subsequent to a bid being won, the associated fees are generally not subject to refund or adjustment. Historically, any refunds and adjustments have not been material. The revenue recognized is the amount the Company is responsible to collect from the customer related to the placement of an ad (the “Gross Billing”), less the amount the Company remits to the supplier for the ad space (the “Supplier Cost”), if any. The determination of whether the Company is the principal or agent, and hence whether to report revenue on a gross basis equal to the Gross Billing or on a net basis for the difference between the Gross Billing and Supplier Cost, requires judgment. The Company acts as an agent in arranging via its platform for the specified good (the ad space) to be purchased by the advertiser, as it does not control the goods or services being transferred to the end customer, it does not take responsibility for the quality or acceptability of the ad space, it does not bear inventory risk, nor does it have discretion in establishing price of the ad space. As a result, the Company recognizes revenue on a net basis for the difference between the Gross Billing and the Supplier Cost. During the three and nine months ended September 30, 2021 and 2020, no revenue was recognized from performance obligations satisfied (or partially satisfied) in previous periods.

The Company invoices customers on a monthly basis for the amount of Gross Billing in the relevant period. Invoice payment terms, negotiated on a customer-by- customer basis, are typically between 45 to 90 days. However, for certain agency customers with sequential liability terms as specified by the Interactive Advertising Bureau, (i) payments are not due to the Company until such agency customers has received payment from its customers, (ii) the Company is not required to make a payment to its supplier until payment is received from the Company’s customer and (iii) the supplier is responsible to pursue collection directly with the advertiser. As a result, once the Company has met the requirements of each of the five steps under ASC 606, the Company’s accounts receivable are recorded at the amount of Gross Billing which represent amounts it is responsible to collect and accounts payable, if applicable, are recorded at the amount payable to suppliers. In the event step 1 under ASC 606 is not met, the Company does not record either the accounts receivable or accounts payable. Accordingly, both accounts receivable and accounts payable appear large in relation to revenue reported on a net basis.

Kubient, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

As of September 30, 2021 and December 31, 2020, the Company did not have any contract assets from contracts with customers. As of September 30, 2021 and December 31, 2020, the Company had $25,533 and $15,000, respectively, of contract liabilities where performance obligations have not yet been satisfied. The Company expects to satisfy its remaining performance obligations and recognize the revenue within the next twelve months. During the three and nine months ended September 30, 2021 and 2020, there was no revenue was recognized from performance obligations satisfied (or partially satisfied) in previous periods.

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

Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of common and dilutive common-equivalent shares outstanding during each period. Dilutive common-equivalent shares consist of shares of options and warrants, if not anti-dilutive. The following shares were excluded from the calculation of weighted average dilutive common shares because their inclusion would have been anti-dilutive:

	For the Nine Months Ended
	September 30,
	2021		2020
Stock options	94,447		96,721
Warrants	5,122,074	[1]	7,229,272
	5,216,521		7,325,993

[1]   Includes shares underlying warrants that are exercisable into an aggregate of (i) 368,711 shares of common stock, and (ii) five-year warrants to purchase 368,711 shares of common stock at an exercise price of $5.50 per share.

Reclassifications

Certain prior period income statement amounts have been reclassified to conform to the Company’s fiscal 2021 presentation. These reclassifications have no impact on the Company’s previously reported net loss.

Recent Accounting Pronouncements

In May, 2021, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update (“ASU”) 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. This new standard provides clarification and reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (such as warrants) that remain equity classified after modification or exchange. This standard is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Issuers should apply the new standard prospectively to modifications or exchanges occurring after the effective date of the new standard. Early adoption is permitted, including adoption in an interim period. If an issuer elects to early adopt the new standard in an interim period, the guidance should be applied as of the beginning of the fiscal year that includes that interim period. The Company is evaluating the impact of this new standard on its financial statements and disclosures.

Kubient, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805). The ASU improves the accounting for acquired revenue contracts with customers in a business combination by addressing diversity in practice and inconsistency related to recognition of an acquired contract liability and payment terms and their effect on subsequent revenue recognized by the acquirer. The update is effective for annual and interim periods within the fiscal year beginning after December 15, 2023, and early adoption is permitted, including adoption in an interim period. The Company is evaluating this new standard and its impact on its condensed consolidated financial statements and related disclosures.

NOTE 3 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following:

	September 30,	December 31,
	2021	2020
Prepaid insurance	$441,394	$—
Prepaid expenses	115,433	100,363
Security deposit	39,075
Deferred publisher costs	22,453	—
Other	7,288	7,288
Total prepaid expenses and other current assets	$625,643	$107,651

NOTE 4 – INTANGIBLE ASSETS

On June 15, 2021, pursuant to an asset purchase agreement dated June 4, 2021, the Company closed on the acquisition of a customer list (the “Customer List”) and other assets of Advisio Solutions, LLC (“Advisio”) for consideration consisting of: (i) $1,050,000 paid in cash and (ii) the issuance of an aggregate of 100,000 shares of the Company’s common stock with an aggregate issuance date fair value of $532,000. Under the screen test requirements under ASC 805, the Company concluded that the Customer List represented substantially all of the fair value of the gross assets acquired and, accordingly, determined the set was not considered a business, such that the Company applied asset acquisition accounting and recorded the acquisition of the Customer List as an intangible asset in the amount of $1,582,000 that will be amortized on a straight-line basis over its useful life of seven years.

Intangible assets consisted of the following:

	September 30,	December 31,
	2021	2020

Acquired data	$1,300,336	$1,300,336
Acquired software	183,072	100,000
Acquired customer list	1,582,000	—
	3,065,408	1,400,336
Less: accumulated amortization	(625,092)	(328,486)
Intangible assets, net	$2,440,316	$1,071,850

Kubient, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 5 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

	September 30,	December 31,
	2021	2020
Accrued bonuses	$147,667	$541,834
Financed director and officer insurance premiums	362,625	—
Accrued payroll taxes	—	5,947
Accrued supplier expenses	91,825	50,972
Accrued technology expenses	17,700	—
Accrued legal and professional fees	47,500	80,653
Accrued commissions	22,235	2,768
Credit card payable	61,553	901
Accrued programming expenses	1,863	16,750
Accrued issuable equity	4,933	293,724
Deferred revenue	25,533	15,000
Accrued interest	11,000	3,975
Accrued deferred offering costs	83,519	—
Other	44,037	19,758
Total accrued expenses and other current liabilities	$921,990	$1,032,282

NOTE 6 – STOCKHOLDERS’ EQUITY

Stock-Based Compensation

During the three months ended September 30, 2021 and 2020, the Company recognized aggregate stock-based compensation expense of $263,247 and $(5,465), respectively, related to common stock and options. During the nine months ended September 30, 2021 and 2020, the Company recognized aggregate stock-based compensation expense of $523,999 and $78,477, respectively, related to stock options and common stock. As of September 30, 2021, there was approximately $1,400,000 of unrecognized stock-based compensation expense related to awards probable to vest which will be recognized over approximately 2.9 years.

Common Stock

See Note 4 – Intangible Assets for details regarding the issuance of common stock as partial consideration for the acquisition of intangible assets.

See Note 7 – Commitments and Contingencies – Employment Agreements for details regarding the grant of a bonus that is payable in common stock of the Company.

During the three months ended March 31, 2021, the Company issued an aggregate of 70,040 shares of immediately vested common stock (30,040 shares were issued under the Company’s 2017 Plan) to an employee, four members of its board of directors and a consultant for services provided. The common stock had an aggregate issuance date fair value of $560,520 which was recognized immediately.

During the three months ended June 30, 2021, the Company issued an aggregate of 167,600 restricted shares of its common stock under the Company’s 2017 Plan to six employees. The restricted stock had an aggregate issuance date fair value of $963,701, of which, awards with an aggregate fair value of $957,313 vest over a period of one year and an award with an aggregate fair value of $6,388 vests immediately. The fair value of the awards is being recognized over the vesting term.

Kubient, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Stock Options

During the three months ended September 30, 2021, the holder of an option under the 2017 Plan to purchase 2,815 shares of the Company’s common stock at an exercise price of $2.97 per share exercised such option resulting in cash proceeds of $8,361 to the Company.

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

A summary of the warrant activity during the nine months ended September 30, 2021 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Life	Intrinsic
	Warrants	Price	In Years	Value
Outstanding, January 1, 2021	6,167,745	$5.26
Issued	867,286	5.50
Exercised	(2,281,668)	5.04
Expired	—	—
Outstanding, September 30, 2021 [1]	4,753,363	$5.42	3.8	$—

Exercisable, September 30, 2021	4,753,363	$5.35	3.8	$—

[1]   Excludes five-year warrants to purchase 368,711 shares of common stock at an exercise price of $5.50 per share that are issuable upon exercise of certain warrants.

The following table presents information related to stock warrants as of September 30, 2021:

Warrants Outstanding		Warrants Exercisable
		Weighted
	Outstanding	Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Warrants	In Years	Warrants

$4.20	368,711	3.0	368,711
$4.95	177,223	1.5	177,223
$5.50	3,998,459	4.0	3,998,459
$6.25	32,500	3.9	32,500
$6.38	176,470	4.2	176,470
	4,753,363	3.8	4,753,363

Kubient, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 7 – COMMITMENTS AND CONTINGENCIES

From time to time, the Company is a defendant or plaintiff in various legal actions that arise in the normal course of business. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

Outstanding Litigation

In March 2019, the Company entered into a binding letter of intent (“LOI”) to acquire substantially all of the assets of Aureus Holdings, LLC d/b/a Lo70s (“Lo70s”). In connection with the LOI, the Company paid a good faith deposit to Lo70s of $200,000. Subsequently, during the diligence phase of the LOI it became apparent that Lo70s’ projections were grossly inaccurate and misstated. Diligence inquiries made to Lo70s on this subject continuously went ignored. As a result, the Company allowed the LOI to expire under its own terms. In connection with this expiration, the Company was served with a complaint by Lo70s (Aureus Holdings, LLC d/b/a Lo70s v. Kubient, Inc., et al., Superior Court of Delaware, Case No. N20C-07-061), which named the Company and three individuals, Peter A. Bordes, Jr., Paul Roberts and Philip Anderson (a former consultant to the Company) as defendants.  The complaint alleges breach of contract on the expired LOI and other claims and seeks damages, without providing information or support as to how the alleged damages are calculated.  The Company believes that Lo70s’ claim has no merit, and disputes Lo70s’ allegations therein.  The Company has retained legal counsel in Delaware in order to defend the action vigorously. On August 31, 2020, the Company filed its answer to Lo70s’ complaint on the contract claims, and moved to dismiss the unjust enrichment and tortious interference claims alleged by Lo70s for failure to state a claim. The individual defendants named in the claim moved to dismiss all of Lo70’s claims based on lack of personal jurisdiction and failure to state a claim. On August 31, 2020, the Company also filed a counterclaim denying all allegations made by Lo70s and pursuing the Company’s claims against Lo70s and its affiliates, including claims for fraudulent inducement and breach of contract. On November 6, 2020, Lo70s amended its Complaint and moved to dismiss the Company’s counterclaims. The amended Complaint removes Messrs. Bordes, Roberts, and Anderson as parties, but otherwise asserts the same causes of action as the original Complaint. On December 9, 2020, the Company moved to dismiss portions of Lo70s’ amended Complaint and filed amended counterclaims against Lo70s that Lo70s has moved to dismiss.  The Court heard argument on the motions to dismiss on April 28, 2021 and Kubient’s motion was denied on August 6, 2021. On August 31, 2021, the Court dismissed Kubient's fraud claims against Lo70s, but allowed Kubient's breach of contract claim to proceed. The case is currently proceeding with discovery. The Company continues to dispute Lo70s allegations and intends to vigorously defend itself and prosecute its counterclaims.  During the year ended December 31, 2019, the Company recorded an allowance of $200,000 related to the dispute. As of September 30, 2021 and December 31, 2020, the Company had accrued for all probable and estimable amounts in its condensed consolidated financial statements.

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

Kubient, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Obligations Arising from Employment Agreements

On April 9, 2021, the Company entered into an at-will employment agreement with its new Chief Product Officer, Mr. Leon Zemel, that provides for an annual base salary of $390,000, plus annual performance bonuses with a target achievement of up to 20% of Mr. Zemel’s base salary. Subject to the approval of the board or its compensation committee, the Company agreed to take appropriate action within ninety (90) days following April 9, 2021 to make an award of 100,000 shares of common stock to Mr. Zemel, which will vest at the rate of 1/4th of the total number of shares on the first anniversary of the Effective Date and 1/36th of the total number of remaining unvested shares each month thereafter. As of September 30, 2021, the award had not been granted. Upon termination of Mr. Zemel’s employment for any reason, Mr. Zemel is entitled to (i) any portion of his base salary earned through the date of his termination date, (ii) any expenses owed to him, (iii) subject to Company policy and the law, any accrued, but unused vacation pay owed to him, pursuant to Company policy, if any, to the extent not inconsistent with applicable laws, and (iv) any amount arising from Mr. Zemel’s participation in, or benefits under, the Company’s employee benefit plans. In the event Mr. Zemel is terminated without cause or that Mr. Zemel resigns for Good Reason (as defined in his employment agreement), Mr. Zemel is entitled to receive: to six month’s salary paid in one lump sum, six months continued healthcare coverage, any pro-rated bonus amounts outstanding at the time of termination, and immediate vesting of any equity awards that would have become vested and exercisable during the three months after his termination. Mr. Zemel’s employment agreement contains an accelerated vesting provision which provides that 25% of his share award under the agreement shall vest if he is terminated before the one year anniversary date of the agreement for good cause, or if he chooses to terminate his employment with the Company for Good Reason (as defined in the agreement), then 100% of his share award under the agreement shall vest immediately. All outstanding awards due to Mr. Zemel automatically vest upon a change in control of the Company.

On June 4, 2021 (the “Effective Date”), the Company entered into two-year employment agreements with its two new Vice Presidents of Performance Media. The agreements provide for a bonus paid to each Vice President of Performance Media of (i) the issuance of up to 67,738 shares of the Company’s common stock (the “First Year Bonus”) on the 12-month anniversary of the Effective Date if as of such date the net revenue, as defined within the agreement, generated from the Customer List through the respective Vice President of Performance Media’s performance marketing is between $175,000 and an amount in excess of $350,000, which First Year Bonus shall vest in two equal equity installments, the first of which occurring on the second anniversary of the issuance thereof and the second of which occurring on the fourth anniversary of the issuance thereof (the “Year 1 Equity Grant”), and (ii) the issuance of up to 67,738 shares of the Company’s common stock (the “Second Year Bonus”) on the 24-month anniversary of the Effective Date if as of such date the net revenue, as defined within the agreement, generated from the Customer List through the respective Vice President of Performance Media’s performance marketing is between $262,000 and an amount in excess of $525,000, which Second Year Bonus shall vest in two equal equity installments, the first of which occurring on the second anniversary of the issuance thereof and the second of which occurring on the fourth anniversary of the issuance thereof (the “Year 2 Equity Grant”).  If either Vice President of Performance Media ends the Term of Employment for good reason, as defined within the agreement, or the Company terminates either Vice President of Performance Media without cause, such Vice President of Performance Media shall (i) receive $150,000 prorated for two months following such termination and for an additional year for every year the Vice President of Performance Media was employed by Company, and (ii) payment of any earned, but unpaid, performance-based performances due as of the date of such termination (“Severance”). The Company determined that the First Year Bonus and Second Year Bonus to each Vice President of Performance Media represents an accounting grant with a performance-based vesting condition pursuant to Accounting Standards Codification 718. The aggregate grant date fair value of the awards of $1,400,822 will be recognized over the respective vesting term for awards that are deemed to be probable to vest.

Kubient, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 8 – CONCENTRATIONS

Customer Concentrations

The following table sets forth information as to each customer that accounted for 10% or more of the Company’s net revenues for the following periods:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
Customer	2021	2020	2021	2020
Customer A	81.82%	94.13%	94.20%	23.43%
Customer B	N/A	N/A	N/A	43.86%
Customer C	32.82%	N/A	12.66%	30.28%
Customer D	N/A	21.40%	N/A	N/A
Total	114.64%	115.53%	106.86%	97.57%

From time to time, certain customers generate negative net revenues that resulted from Supplier Costs that exceeded the Gross Billing. As a result, the Company’s concentrations on net revenues may result in total percentages that exceed 100%.

The following table sets forth information as to each customer that accounted for 10% or more of the Company’s gross accounts receivable as of:

	September 30,	December 31,
Customer	2021	2020
Customer A	46.72%	89.02%
Customer B	14.19%	*
Total	60.91%	89.02%

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

Kubient, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Supplier Concentrations

The following table sets forth information as to each supplier that accounted for 10% or more of the Company’s Supplier Costs for the following periods:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
Supplier	2021	2020	2021	2020
Supplier A	N/A	18.22%	N/A	33.09%
Supplier B	N/A	15.67%	*	16.12%
Supplier C	N/A	N/A	*	12.81%
Supplier D	N/A	15.74%	N/A	*
Supplier E	13.85%	N/A	*	N/A
Supplier F	24.18%	N/A	16.60%	N/A
Supplier G	10.97%	N/A	*	N/A
Supplier H	10.43%	N/A	*	N/A
Total	59.43%	49.63%	16.60%	62.02%

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

Asset Purchase Agreement

On June 15, 2021, pursuant to an asset purchase agreement dated June 4, 2021, we closed on the acquisition of a customer list and other assets of Advisio Solutions, LLC for consideration consisting of: (i) $1,050,000 paid in cash and (ii) the issuance of an aggregate of 100,000 restricted shares of our common stock.

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

COVID-19

In March 2020, the World Health Organization declared COVID-19, a novel strain of coronavirus, a pandemic. During 2020 and continuing into 2021, the global economy has been, and continues to be, affected by COVID-19. While we continue to see signs of economic recovery as certain governments began to gradually ease restrictions, provide economic stimulus and vaccine distribution accelerated, the rate of recovery on a global basis has been affected by resurgence of the virus or its variants in certain jurisdictions causing reinstatement of restrictions in certain jurisdictions. Starting in 2020 and continuing into 2021, the Company has taken proactive measures to protect the health and safety of our employees and customers by closing our offices, requiring employees to work from home and suspending travel, in-person meetings and visits with our customers. We continue to monitor the effectiveness of these measures in light of the daily evolution of the COVID-19 including the spread of the Delta variant, in order to ensure the health and safety of our employees remains our top priority.  During the third quarter of 2021, with the easing of many COVID-19 restrictions, we opened our corporate office on a flexible basis. We developed a health-safety plan, designed to adhere to the applicable guidelines of the CDC, state and local officials to protect the safety of our workers. While we continue to monitor the impact of the Delta variant, our employees may continue to work from home for the duration of 2021 and beyond.

We experienced improvement in our financial results and noticed an increase in customers’ advertising budgets beyond pre-pandemic levels in the latter half of the fiscal year 2020 and through the first three quarters of 2021. The Company observed a corresponding increase in its advertising impression Volumes during the same periods, with such advertising impression Volumes exceeding pre-pandemic levels. However, there can be no assurances that the Company’s advertising impression Volumes and profit margins will stay above pre-pandemic levels for the remainder of fiscal 2021 and beyond if there is a new resurgence of the virus or its variants in certain jurisdictions. More specifically, the impact of the Delta variant cannot be predicted at this time, and could depend on numerous factors, including vaccination rates among the population, the effectiveness of COVID-19 vaccines against the Delta variant and the response by governmental bodies and regulators. We continue to closely monitor the evolving effects of the COVID-19 pandemic on our business and to implement plans to take appropriate actions to adapt to changing circumstances arising from the pandemic. While advertising impression Volumes increased beyond pre-pandemic levels, the COVID-19 pandemic has, and we expect will continue to have, an adverse effect on our revenues and earnings in 2021, we do expect a recovery throughout the year. We expect to continue to make significant capital investments in the business. However, we continue to monitor the effects of COVID-19 and will adjust our future level of capital investments accordingly.

Furthermore, the COVID-19 pandemic could have a long-term impact on the Company’s customers through the end of 2021 and well into 2022, which would reduce their demand for Company services and products. The extent to which COVID-19 or any other health epidemic may impact the Company’s results beyond 2021 will depend on future developments that could be outside the Company’s control, and which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of the overall economic impact of the COVID-19 pandemic. Accordingly, COVID-19 could continue to have a material adverse effect on the Company’s business, results of operations, financial condition and prospects during 2021 and beyond. The Company’s financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Components of Our Results of Operations

Net Revenues

We provide a service to our customers (the buy-side ad networks who work for advertisers) by connecting advertisers and publishers. For this service, we earn a percentage of the amount that is paid by the advertiser, who wants to run a digital advertising campaign, which, in some cases, is reduced by the amount paid to the publisher, who wants to sell its ad space to the advertiser.

In addition, during the first quarter of 2020, we allowed two clients to beta test KAI, our fraud prevention technology powered by machine learning. Our Supply Side Platform also provides KAI with hundreds of millions of rows of data in real-time which improves accuracy, and provides our clients the ability to prevent the purchase of non-human or fraudulent advertising traffic. Beginning in the fourth quarter of 2020, we began providing potential KAI customers with a free KAI audit, which provides our prospective customer with the intricate details of types and quantity of ad-fraud occurring on their platforms as a means of demonstrating KAI’s product differentiation and its ability to prevent ad fraud. As of September 30, 2021, 14 KAI audits of prospective customers have been completed, 8 of which were performed during the three months ended September 30, 2021.

Sales and Marketing

Sales and marketing expenses consists of costs associated with the sales and marketing our technology platform, including compensation expenses related to our sales and marketing personnel (including salaries, commissions, bonuses, stock-based compensation and taxes), professional fees and fees for independent contractors.

Technology

Technology expenses consists of costs associated with the development and operation of our technology platform, including compensation expenses related to our technology personnel (including salaries, commissions, bonuses, stock-based compensation and taxes), fees for independent contractors, computer hosting and technology-related subscription costs, and amortization expense of our intangible assets.

General and Administrative

General and administrative expenses consists primarily of compensation expenses related to our executive, finance and administrative personnel (including salaries, bonuses, stock-based compensation and taxes), professional fees, rent expense, general and administrative related subscription costs fees for independent contractors.

Results of Operations

Three Months Ended September 30, 2021 Compared With Three Months Ended September 30, 2020

The following table presents the results of operations for the three months ended September 30, 2021 and 2020:

	For the Three Months Ended
	September 30,
	2021	2020

Net Revenues	$676,986	$280,401

Operating Expenses:
Sales and marketing	715,820	145,755
Technology	776,573	545,639
General and administrative	1,514,913	1,022,106
Total Operating Expenses	3,007,306	1,713,500
Loss From Operations	(2,330,320)	(1,433,099)

Other (Expense) Income:
Interest expense	(2,098)	(392,714)
Interest expense - related parties	—	(200,821)
Amortization of beneficial conversion feature	—	(1,984,322)
Gain on settlement of notes and other payables	—	139,333
Interest income	21,805	3,395
Gain on forgiveness of accounts payable - supplier	—	—
Loss on extinguishment of convertible note payable	—	(297,272)
Other income	—	1,000
Total Other Income (Expense)	19,707	(2,731,401)
Net Loss	(2,310,613)	(4,164,500)
Deemed dividend related to warrant down round adjustment	—	(1,682,000)
Net Loss Attributable to Common Shareholders	$(2,310,613)	$(5,846,500)

Net Revenues

For the three months ended September 30, 2021, net revenues increased by $396,585, or 141%, to $676,986 from $280,401 for the three months ended September 30, 2020. The increase in revenue as compared to the 2020 period is primarily due to the increase in revenue from one new customer during the three months ended September 30, 2021.

Sales and Marketing

For the three months ended September 30, 2021, sales and marketing expenses increased by $570,065, or 391%, to $715,820 from $145,755 for the three months ended September 30, 2020. The increase is primarily a result of the expansion of our sales and marketing department which resulted in increases in salary expense of approximately $206,000 arising from an increase in sales and marketing personnel headcount, as well as increased stock-based compensation expense of approximately $65,000, consulting fees of approximately $79,000, selling expense of approximately $133,000 and public relations expenses of approximately $65,000.

Technology

For the three months ended September 30, 2021, technology expenses increased by $230,934, or 42%, to $776,573 from $545,639 for the three months ended September 30, 2020. The increase is primarily due to increases in salary expense of approximately $46,000 arising from an increase in technology personnel headcount, as well as increased stock-based compensation of approximately $30,000, consulting expenses of approximately $14,000, amortization of software of approximately $54,000 and cloud hosting costs of approximately $78,000.

General and Administrative

For the three months ended September 30, 2021, general and administrative expenses increased by $492,807, or 48%, to $1,514,913 from $1,022,106 for the nine months ended September 30, 2020. The increase is primarily due to increases in salary expense of approximately $202,000 arising from an increase in general and administrative headcount, as well as increased stock-based compensation of approximately $201,000, approximately $131,000 of insurance expense, approximately $93,000 of office related expenses and approximately $48,000 in taxes.

Other Income (Expense)

For the three months ended September 30, 2021, we recognized other income of approximately $20,000 as compared to other expense of approximately $2,731,000 recognized during the three months ended September 30, 2020. The net increase in other income is primarily due to the absence of the amortization of beneficial conversion feature of approximately $1,984,000 and interest expense of approximately $594,000 recognized in the three months ended September 30, 2020.

Nine Months Ended September 30, 2021 Compared With Nine Months Ended September 30, 2020

The following table presents the results of operations for the nine months ended September 30, 2021 and 2020:

	For the Nine Months Ended
	September 30,
	2021	2020

Net Revenues	$1,882,311	$1,753,851

Operating Expenses:
Sales and marketing	1,977,150	404,712
Technology	1,916,020	1,521,329
General and administrative	3,878,765	2,141,023
Total Operating Expenses	7,771,935	4,067,064
Loss From Operations	(5,889,624)	(2,313,213)

Other (Expense) Income:
Interest expense	(5,308)	(1,122,113)
Interest expense – related parties	—	(403,372)
Amortization of beneficial conversion feature	—	(1,984,322)
Gain on settlement of notes and other payables	—	139,333
Interest income	84,469	3,499
Gain on forgiveness of accounts payable – supplier	—	236,248
Loss on extinguishment of convertible note payable	—	(297,272)
Other income	233	13,294
Total Other Income (Expense)	79,394	(3,414,705)
Net Loss	(5,810,230)	(5,727,918)
Deemed dividend related to warrant down round adjustment	—	(1,682,000)
Net Loss Attributable to Common Shareholders	$(5,810,230)	$(7,409,918)

Net Revenues

For the nine months ended September 30, 2021, net revenues increased by $128,460, or 7%, to $1,882,311 from $1,753,851 for the nine months ended September 30, 2020. The increase in revenue as compared to the 2020 period is primarily due to increased revenue in the 2021 period of approximately $1.8 million generated from one new customer partially offset by the recognition of approximately $1.3 million of revenue during the 2020 period in connection with the beta test of KAI.

Sales and Marketing

For the nine months ended September 30, 2021, sales and marketing expenses increased by $1,572,438, or 389%, to $1,977,150 from $404,712 for the nine months ended September 30, 2020. The increase is primarily a result of the expansion of our sales and marketing department which resulted in increases in salary expense of approximately $512,000 arising from an increase in sales and marketing personnel headcount, as well as increased stock-based compensation of approximately $274,000, consulting fees of approximately $153,000, selling expense of approximately $354,000 and public relations costs of approximately $197,000.

Technology

For the nine months ended September 30, 2021, technology expenses increased by $394,691, or 26%, to $1,916,020 from $1,521,329 for the nine months ended September 30, 2020. The increase is primarily due to increases in salary expense of approximately $131,000 arising from an increase in technology personnel headcount, as well as increased stock-based compensation of approximately $25,000, consulting expenses of approximately $39,000, amortization of software of approximately $67,000 and cloud hosting costs of approximately $137,000.

General and Administrative

For the nine months ended September 30, 2021, general and administrative expenses increased by $1,737,742, or 81%, to $3,878,765 from $2,141,023 for the nine months ended September 30, 2020. The increase is primarily due to increases in salary expense of approximately $708,000 arising from an increase in general and administrative headcount, as well as increased stock-based compensation of approximately $147,000, approximately $310,000 of insurance expense, approximately $145,000 in taxes, and approximately $430,000 in professional fees, partially offset by approximately $32,000 of office related expenses.

Other Income (Expense)

For the nine months ended September 30, 2021, we recognized other income of approximately $79,000 as compared to other expense of approximately $3,415,000 recognized during the nine months ended September 30, 2020. The net increase in other income is primarily due to the amortization of beneficial conversion feature of approximately $1,984,000 and interest expense of approximately $1,525,000 recognized in the nine months ended September 30, 2020.

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

For the three and nine months ended September 30, 2021 and 2020, EBITDA and Adjusted EBITDA consisted of the following:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net Loss Attributable to Common Shareholders	$(2,310,613)	$(5,846,500)	$(5,810,230)	$(7,409,918)
Interest expense	2,098	392,714	5,308	1,122,113
Interest expense - related parties	—	200,821	—	403,372
Interest income	(21,805)	(3,395)	(84,469)	(3,499)
Amortization of beneficial conversion feature	—	1,984,322	—	1,984,322
Depreciation and amortization	144,775	88,210	304,068	227,355
EBITDA	(2,185,545)	(3,183,828)	(5,585,323)	(3,676,255)

Adjustments:
Deemed dividend related to warrant down round adjustment	—	1,682,000	—	1,682,000
Stock-based compensation expense	263,247	(5,465)	523,999	78,477
Adjusted EBITDA	$(1,922,298)	$(1,507,293)	$(5,061,324)	$(1,915,778)

Adjusted Loss Per Share	$(0.13)	$(0.27)	$(0.37)	$(0.45)

Weighted Average Common Shares Outstanding - Basic and Diluted	14,252,886	5,676,561	13,627,435	4,300,905

EBITDA and Adjusted EBITDA is a financial measure that is not calculated in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Management believes that because Adjusted EBITDA excludes (i) certain non-cash expenses (such as depreciation, amortization and stock-based compensation) and (ii) expenses that are not reflective of the Company’s core operating results over time (such as stock-based compensation expense), this measure provides investors with additional useful information to measure the Company’s financial performance, particularly with respect to changes in performance from period to period. The Company’s management uses EBITDA and Adjusted EBITDA (i) as a measure of operating performance, (ii) for planning and forecasting in future periods, and (iii) in communications with the Company’s board of directors concerning the Company’s financial performance. The Company’s presentation of EBITDA and Adjusted EBITDA are not necessarily comparable to other similarly titled captions of other companies due to different methods of calculation and should not be used by investors as a substitute or alternative to net income or any measure of financial performance calculated and presented in accordance with U.S. GAAP. Instead, management believes EBITDA and Adjusted EBITDA should be used to supplement the Company’s financial measures derived in accordance with U.S. GAAP to provide a more complete understanding of the trends affecting the business.

Although Adjusted EBITDA is frequently used by investors and securities analysts in their evaluations of companies, Adjusted EBITDA has limitations as an analytical tool, and investors should not consider it in isolation or as a substitute for, or more meaningful than, amounts determined in accordance with U.S. GAAP. Some of the limitations to using non-GAAP measures as an analytical tool are (i) they do not reflect the Company’s interest income and expense, or the requirements necessary to service interest or principal payments on the Company’s debt, (ii) they do not reflect future requirements for capital expenditures or contractual commitments, and (iii) although depreciation and amortization charges are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and non-GAAP measures do not reflect any cash requirements for such replacements.

Liquidity and Capital Resources

We measure our liquidity in a number of ways, including the following:

	September,	December 31,
	2021	2020

Cash	$28,746,456	$24,782,128
Working capital	$27,293,660	$23,570,158

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

Nine Months Ended September 30, 2021 Compared With Nine Months Ended September 30, 2020

Our sources and uses of cash were as follows:

Cash Flows From Operating Activities

We experienced negative cash flows from operating activities for the nine months ended September 30, 2021 and 2020 in the amounts of $4,577,923 and $2,474,947, respectively. The net cash used in operating activities for the nine months ended September 30, 2021 was primarily a result of cash used to fund a net loss of $5,810,230, adjusted for net non-cash expenses of $828,067, partially offset by $408,579 of net cash provided by changes in the levels of operating assets and liabilities. The net cash used in operating activities for the nine months ended September 30, 2020 was primarily a result of cash used to fund a net loss of $5,727,918, adjusted for net non-cash expenses of $3,488,774, and $235,803 of net cash used in changes in the levels of operating assets and liabilities.

Cash Flows From Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2021 and 2020 was $1,157,403 and $806,306, respectively, which was attributable to purchases of intangible assets and property and equipment.

Cash Flows From Financing Activities

We experienced positive cash flows from financing activities for the nine months ended September 30, 2021 and 2020 in the amounts of $9,699,654 and $11,658,302, respectively. During the nine months ended September 30, 2021, $9,795,510 of net proceeds were provided from exercises of options and warrants, partially offset by $27,510 of cash used to pay deferred offering costs and $72,685 of cash was used to partially repay our loan from JPMorgan Chase Bank, N.A., as lender, pursuant to the Paycheck Protection Program of the Coronavirus Aid, Relief and Economic Security Act, as amended. During the nine months ended September 30, 2020, $11,503,488 of proceeds were from the sale of common stock and warrants in our IPO, $1,241,190 of proceeds were received from debt financings, partially offset by $841,376 used for payment of initial public offering costs and $245,000 that was used to repay debt.

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

The Company invoices customers on a monthly basis for the amount of Gross Billing in the relevant period. Invoice payment terms, negotiated on a customer-by- customer basis, are typically between 45 to 90 days. However, for certain agency customers with sequential liability terms as specified by the Interactive Advertising Bureau, (i) payments are not due to the Company until such agency customers has received payment from its customers, (ii) the Company is not required to make a payment to its supplier until payment is received from the Company’s customer and (iii) the supplier is responsible to pursue collection directly with the advertiser. As a result, once the Company has met the requirements of each of the five steps under ASC 606, the Company’s accounts receivable are recorded at the amount of Gross Billing which represent amounts it is responsible to collect and accounts payable, if applicable, are recorded at the amount payable to suppliers. In the event step 1 under ASC 606 is not met, the Company does not record either the accounts receivable or accounts payable. Accordingly, both accounts receivable and accounts payable appear large in relation to revenue reported on a net basis.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2021. Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Based on this evaluation, and as a result of the material weaknesses described below, our CEO and CFO have concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of September 30, 2021. In light of this fact, our management has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the material weaknesses in our internal control over financial reporting, the unaudited interim condensed consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q fairly state, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

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

Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP. The following material weaknesses in our internal control over financial reporting were identified in the normal course as of December 31, 2020 and continued to exist as of September 30, 2021:

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

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2021, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except as noted above.

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

In March 2019, the Company entered into a binding letter of intent (“LOI”) to acquire substantially all of the assets of Aureus Holdings, LLC d/b/a Lo70s (“Lo70s”). In connection with the LOI, the Company paid a good faith deposit to Lo70s of $200,000. Subsequently, during the diligence phase of the LOI it became apparent that Lo70s’ projections were grossly inaccurate and misstated. Diligence inquiries made to Lo70s on this subject continuously went ignored. As a result, the Company allowed the LOI to expire under its own terms. In connection with this expiration, the Company was served with a complaint by Lo70s (Aureus Holdings, LLC d/b/a Lo70s v. Kubient, Inc., et al., Superior Court of Delaware, Case No. N20C-07-061), which named the Company and three individuals, Peter A. Bordes, Jr., Paul Roberts and Philip Anderson (a former consultant to the Company) as defendants.  The complaint alleges breach of contract on the expired LOI and other claims and seeks damages, without providing information or support as to how the alleged damages are calculated.  The Company believes that Lo70s’ claim has no merit, and disputes Lo70s’ allegations therein.  The Company has retained legal counsel in Delaware in order to defend the action vigorously. On August 31, 2020, the Company filed its answer to Lo70s’ complaint on the contract claims, and moved to dismiss the unjust enrichment and tortious interference claims alleged by Lo70s for failure to state a claim. The individual defendants named in the claim moved to dismiss all of Lo70’s claims based on lack of personal jurisdiction and failure to state a claim. On August 31, 2020, the Company also filed a counterclaim denying all allegations made by Lo70s and pursuing the Company’s claims against Lo70s and its affiliates, including claims for fraudulent inducement and breach of contract. On November 6, 2020, Lo70s amended its Complaint and moved to dismiss the Company’s counterclaims. The amended Complaint removes Messrs. Bordes, Roberts, and Anderson as parties, but otherwise asserts the same causes of action as the original Complaint. On December 9, 2020, the Company moved to dismiss portions of Lo70s’ amended Complaint and filed amended counterclaims against Lo70s that Lo70s has moved to dismiss.  The Court heard argument on the motions to dismiss on April 28, 2021 and Kubient’s motion was denied on August 6, 2021. On August 31, 2021, the Court dismissed Kubient’s fraud claims against Lo70s, but allowed Kubient’s breach of contract claim to proceed. The case is currently proceeding with discovery.   The Company continues to dispute Lo70s allegations and intends to vigorously defend itself and prosecute its counterclaims.  During the year ended December 31, 2019, the Company recorded an allowance of $200,000 related to the dispute. As of September 30, 2021 and December 31, 2020, the Company had accrued for all probable and estimable amounts in its condensed consolidated financial statements.

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

KUBIENT, INC.

Dated: November 12, 2021	/s/ Paul Roberts
Paul Roberts
Interim Chief Executive Officer
(principal executive officer)

Dated: November 12, 2021	/s/ Joshua Weiss
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

“Volume” means the concept of buying large scale amounts of media in hopes of reaching a specific, smaller audience that lives within that larger pool.

A-2