Form 10-K
period 2021-12-31
Kubient, Inc.
filed 2022-03-31
CIK 1729750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission file number 001-39441

KUBIENT, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	82-1808844
State or Other Jurisdiction of Incorporation or Organization	I.R.S. Employer Identification No.

500 7th Avenue, 8th Floor New York, NY	10018
Address of Principal Executive Offices	Zip Code

800-409-9456

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	KBNT	Nasdaq

Common Stock Purchase Warrants	KBNTW	Nasdaq

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ⌧     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ⌧    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ⌧	Smaller reporting company ☒
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based upon the closing price of common stock on June 30, 2021 of $5.71 per share, was approximately $64,423,000. Shares of voting stock held by each executive officer, director and 10% stockholders have been excluded from this calculation. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 25, 2022, there were 14,303,743 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

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

OTHER PERTINENT INFORMATION

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of the federal securities laws, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. All statements of historical fact included in this report regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “may,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. These forward-looking statements are based on management’s current beliefs, based on currently available information, as to the outcome and timing of future events. Forward-looking statements contained in this report include, but are not limited to, statements about:

•

our future financial performance, including our expectations regarding our revenue, annual recurring revenue, gross profit or gross margin, operating expenses, ability to generate cash flow, revenue mix and ability to achieve and maintain future profitability;

•

our beliefs regarding the possible effects of the widespread domestic and global impact of the COVID-19 pandemic, including on general economic conditions, public health, and consumer demand and financial markets, as well as our results of operations, liquidity, capital resources, and general performance in the future;

•	anticipated trends and growth rates in our business and in the markets in which we operate;
•	our ability to maintain and expand our customer base;
•	our ability to sell our platform, inclusive of KAI and expand internationally;

i

•	our ability to anticipate market needs and successfully develop new and enhanced solutions to meet those needs;
•	our ability to hire and retain necessary qualified employees to grow our business and expand our operations;
•	the evolution of technology affecting our platform; and
•	our ability to adequately protect our intellectual property.

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

“Audience Marketplace” means the modular, highly scalable, transparent, cloud-based software platform created by the Company for real-time trading of digital, Programmatic Advertising.

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

“Full stack” means computer engineering that encompasses databases, servers, systems engineering, and clients, across mobile applications, web-based applications and native applications.

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

“Programmatic advertising” means the purchase of advertising space meant to target audiences using software and tools that help agencies and brands target, deliver, and analyze their digital advertising efforts., rather than the traditional method of purchasing time slots in mass media, such as television programming.

“Pre-bid” means the bid placed by an advertiser for placement of its ad, verified prior to such ad being run or displayed.

ii

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

iii

PART I

ITEM 1. BUSINESS

Overview

Kubient, Inc. (“Kubient,” “we,” “our,” or the “Company”), a Delaware corporation, was incorporated in May 2017 to solve some of the most significant problems facing the global digital advertising industry.

The Company’s experienced team of marketing and technology veterans has developed the Audience Marketplace, a modular, highly scalable, transparent, cloud-based software platform for real-time trading of digital, Programmatic Advertising. The Company’s platform’s open marketplace gives both advertisers (ad space buyers) and Publishers (ad space sellers) the ability to use machine learning in the most critical parts of any Programmatic Advertising inventory auction, while simultaneously and significantly reducing those advertisers and Publishers’ exposure to fraud, specifically in the Pre-bid environment.

The Company also provides unique capabilities with its proprietary pre-bid ad fraud detection & prevention, Kubient Artificial Intelligence (“KAI”), which has the ability to stop fraud in the critical 300 millisecond window before an advertiser spends their budget on fraudulent ad space. The technology is powered by deep learning algorithms, the latest advancement in machine learning, which allows the Company to ingest vast amounts of data, find complex patterns in the data and make accurate predictions. Most importantly, it’s self-learning, getting smarter and more accurate over time. This provides advertisers a powerful tool capable of preventing the purchase of ad fraud.

The Company believes that its Audience Marketplace technology allows advertisers to reach entire audiences rather than buying single impressions from disparate sources.  By becoming a one stop shop for advertisers and publishers, providing them with the technology to deliver meaningful messages to their target audience, all in one place, on a single platform that is computationally efficient, transparent, and as safely fraud-free as possible, the Company believes that its Audience Marketplace platform (and the application of the platform’s machine learning algorithms) leads to increased publisher revenue, lower advertiser cost, reduced latency and increased economic transparency during the advertising auction process.

Recent Updates

Paul Roberts Promoted to Chief Executive Officer

On December 16, 2021, the Company’s board of directors (with Paul Roberts abstaining from the vote) determined to remove the designation of “interim” from Mr. Roberts’ title, effective immediately, such that Mr. Roberts is now the Company’s Chief Executive Officer, Chief Strategy Officer, President and Chairman. This action represents a change in title only and Mr. Robert’s authority and power and duties and responsibilities remain the same.

MediaCrossing, Inc. Acqui-hire

On November 30, 2021, the Company entered into and consummated an Asset Purchase Agreement between the Company and MediaCrossing Inc., a Delaware corporation (“MediaCrossing”) pursuant to which the Company acquired certain assets of MediaCrossing for (i) $500,000 in cash, and (ii) if the acquired business achieves certain milestones in 2022, up to 822,369 shares of the Company’s common stock.  In connection with the transaction, the Company offered employment to ten employees of MediaCrossing, including the hiring of Michael Kalman, Founder and Former CEO of MediaCrossing, for the newly-created role of President – Agency & Brand Partnerships. Mr. Kalman brings his experience from working with leading brands to help direct the Company’s new Managed Services division, which is described in further detail later in this Annual Report on Form 10-K.

Upon the closing of the transaction, MediaCrossing was rebranded as Kubient Managed Services (“KMS”). KMS will continue to operate as a digital-first media buying agency focused on driving growth for both brands and agencies. KMS’s mission is to provide the advertising tools, technology and expertise necessary for brand leaders to focus on what matters most - growing their business. KMS leverages technology and multi-tactic initiatives to drive performance and exceed client requested KPIs through continuous innovation and client service. KMS intends to act as a true extension of our clients’ advertising teams; handling all media strategy development, planning, buying and analytics, in conjunction with offering a multitude of tactics for our clients including programmatic advertising, paid social, paid search, search engine optimization, direct to publisher, and traditional media advertising.

Mitchell Berg Appointment

Effective November 29, 2021, Mitchell Berg was appointed to serve as its Chief Technology Officer of the Company.  Mr. Berg was appointed after the Company’s board of directors accepted Pavel Medvedev’s resignation effective as of November 30, 2021. Mr. Medvedev’s resignation was not in connection with any known disagreement with the Company on any matter relating to the Company’s operations, policies, or practices.

Mitchell Berg, 60, brings close to 20 years’ experience as a senior information technology executive, including several stints as Chief Technology Officer at a number of leading digital marketplaces.  Most recently, Mr. Berg worked as the Chief Technology Officer of Koddi Inc., an ad-tech marketplace, from March 2020 to October 2021.  From June 2018 to March, 2020 he served as the Chief Technology Officer of Vroom Inc. (NASDAQ:VRM), an-online car buying marketplace. From August 2016 to March 2018, Mr. Berg served as the Senior Vice President of dailymotion, a publisher-side video advertising platform that is a subsidiary of the international media conglomerate Vivendi SE (Euronext:VIV).  From July 2014 to August 2016, he was the Vice President of Display Advertising at IgnitionOne, Inc., a digital display advertising platform that was acquired by the multinational advertising company, Publicis Groupe (Euronext:PUB).  From March 2014 to July 2014, he served as the Principal Architect at Cablevision Systems Corporation (NYSE:CVC), a cable television company which was acquired by Altice Europe N.V. (Euronext:ATC).  From November 2012 to February 2014 he worked as the Vice President of Engineering at Kikin, Inc., an internet search engine.  Mr. Berg has also held senior information technology positions at SEMplest LLC, BenefitPlan Manager Corp. and The Boeing Company (NYSE: BA).  Mr. Berg holds a Bachelor of Science in Industrial Engineering and Computer Science from the University at Buffalo, a Master of Engineering in Systems Engineering from the University of Virginia, a Master of Business Administration in Technology Management from the University of Washington, and a Doctor of Philosophy in Industrial Engineering from the University of Pittsburgh.

There are no arrangements or understandings between Mr. Berg and any other persons pursuant to which he was appointed Chief Technology Officer. There are no family relationships between Mr. Berg and any director or executive officer of the Company, and Mr. Berg does not have any direct or indirect material interest in any transaction required to be disclosed pursuant to Item 404(a) of Regulation S-K.

Russian Sanctions

The current invasion of Ukraine by Russia has escalated tensions among the United States, the North Atlantic Treaty Organization (“NATO”) and Russia. The United States and other NATO member states, as well as non-member states, have announced new sanctions against Russia and certain Russian banks, enterprises and individuals. Violation of such sanctions could result in civil and criminal, monetary and non-monetary penalties, disruptions to our business, limitations on our ability to import and export products and services, and damage to our reputation. As a result, the Company had terminated 10 contractors performing software engineering services as of March 25, 2022. As a result, the Company does not currently employ or contract with any engineers located in Russia. The current political climate has reduced the available number of engineers for hire in such regions.  Furthermore, on-going conflict in Ukraine and the spread of political tensions in surrounding areas could increase the threat of cyberwarfare as well as wide-spread internet service interruptions, which would likely disrupt or delay the operations of many digitally-focused companies such as our own.

COVID-19

The novel coronavirus (“COVID-19”) pandemic continues to impact global economic conditions, as well as the Company's operations. COVID-19 had a meaningful negative impact on our financial condition, cash flows and results of operations during 2020, as revenues declined and we reduced spending in light of COVID-19 uncertainty. Although we continued to experience disruption and volatility during 2021, which could continue to have an adverse effect on our revenues and earnings in 2022, the ultimate economic impact of the pandemic remains fluid, as there continue to be periods of COVID-19 resurgence in various parts of the world. The extent of the impact of the COVID-19 pandemic in 2022 on our operational and financial performance will depend on a variety of factors, some of which are outside our control, including the duration and spread of COVID-19 and its variants, and its impact on our clients, partners, industry, and employees, all of which are uncertain at this time and cannot be accurately predicted.

Similarly, the economic uncertainty caused by the COVID-19 pandemic has made and may continue to make it difficult for us to forecast revenue and operating results and to make decisions regarding operational cost structures and investments. We have committed, and we plan to continue to commit, resources to grow our business, employee base, and technology development, and such investments may not yield anticipated returns, particularly if worldwide business activity continues to be impacted by the COVID-19 pandemic. The duration and extent of the impact from the COVID-19 pandemic depend on future developments that cannot be accurately predicted at this time, and if we are not able to respond to and manage the impact of such events effectively, our business may be harmed.

There can be no assurance that precautionary measures, whether adopted by us or imposed by others, will be effective, and such measures could negatively affect our sales, marketing, and client service efforts, delay and lengthen our sales cycles, decrease our employees’, clients’, or partners’ productivity, or create operational or other challenges, any of which could harm our business and results of operations.

What We Do: Audience-Based Marketing on Our Full Stack Platform

Our Audience Marketplace’s platform enables advertisers and publishers to transact directly between each other on an open, end to end real-time bidding platform for programmatic digital advertising. The advertising inventory on our platform is available in any channel: desktop, mobile, digital out-of-home, and connected devices; and in any format: video, display, audio, and native. Indeed, we believe our single, fully integrated audience platform provides a comprehensive, fraud-minimized, transparent, independent advertising marketplace that facilitates intelligent decision-making, and automated transaction execution for the programmatic advertising industry. We optimize the liquidity and effectiveness of the advertising supply chain, increasing revenue for publishers and improving return on investment for advertisers.

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

Digital Advertising Fraud Solution: Machine Learning Combined with Artificial Intelligence

Thanks to advances in technology, the advertising inventory that is bought and sold in these real time auctions during the bid stream is customized to each individual viewer. This viewer customization is often called programmatic advertising, a new form of advertising where advertisers are able to specifically target their preferred audiences and demographics (rather than placing ads in generic public forums such as billboards or during live events, in hopes that the coveted audience or demographic sees the ad). According to eMarketer, digital advertising is one of the fastest growing sectors in the advertising industry, which is expected to reach $717.44 billion by 2024; rising from $380.75 billion in 2020. Worldwide digital ad spending surged by 29% in the trailing year of 2021 to a total of $491.70 billion. Digital programmatic advertising’s reach includes channels such as online, mobile browsing, in-app, text messages, “out of home” video advertising (in locations such as gas stations and airports) and digital or internet television services. The explosive growth of programmatic digital advertising has created unique challenges for advertisers and publishers that want to connect and engage their audiences. One of the primary challenges facing the digital advertising industry is that, like the meteoric growth of digital advertising itself, fraud is also growing rapidly. Despite attempts by advertisers and publishers to prevent fraud and conduct quality assurance checks, both Forrester Research and Juniper Research estimates that the losses experienced by advertisers will more than double to $100 billion in 2023, with advertisers losing an estimated 25% of every dollar spent due to fraud. Additionally, programmatic advertising was seen by the majority of industry professionals as the overwhelming medium at highest risk of compromise to fraud. In a market of spent advertising dollars projected to increase almost 50% from 2020-2025, the total addressable market for properly servicing ad fraud is ripe for the picking.

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

We believe it is more effective to stop fraud before it occurs than trying to catch perpetrators after the fraud has already occurred. Thus, we have developed what we believe to be the first machine learning technology that can detect fraud within the 300-millisecond window known as the “bid stream” prior to ad purchases. Our platform’s fraud detection solution, called Kubient Artificial Intelligence (“KAI”) is our patent-pending proprietary technology that uses artificial intelligence to analyze live advertising bid stream data to detect potential ad fraud, a major issue within the digital advertising ecosystem. KAI’s proprietary technology allows all advertisers to make better-informed, real-time decisions within this brief window of time by identifying potentially fraudulent activity in real-time. KAI is trained using different statistical and machine learning algorithms and is capable of detecting various types of fraud, including user fraud, device fraud, content fraud and heuristic fraud. KAI analyzes 100% of real-time programmatic data and industry-specific information to determine patterns and data points consistent with fraudulent activity, helping advertisers maximize return on ad spend and protecting publishers. KAI is fully integrated into Kubient’s Audience Marketplace, or alternatively, can be deployed as a standalone application or enterprise solution on third party real time bidding platforms.

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

In addition, our platform’s functionality allows us to quickly adapt to emerging media channels that might have been previously overlooked by the digital marketing ecosystem. For example, outdoor advertising, often referred to as out of home media, such as billboards, bus-stop shelters, public elevators, airport monitors and gas station pump placards, has not traditionally been connected to digital advertising sources. However, these traditional forms of out of home media are increasingly being converted to digital signage. Unlike their traditional out of home counterparts, these updated digital signs, often referred to as digital out of home (“DOOH”) media, can display programmatic advertising, such that all of the advantages of our Audience Marketplace can be applied to this rapidly proliferating media channel. By allowing brands, DSPs, ad networks, advertising agencies and brands to bid on DOOH publishers’ inventory in real-time, just as if DOOH screens were video screens on a desktop computer or mobile device, our Audience Marketplace will allow advertisers to scale campaigns across new and thriving media channels, thereby maximizing inventory fill rates and increasing the audiences that advertisers may target by digital means.

Kubient Managed Services (KMS)

The Company has embraced platforms, tools and a culture that’s designed to help clients achieve their required outcomes. We remain focused on differentiating by helping advertisers achieve tangible, quantifiable outcomes such as heightened brand awareness and increased sales. As such, the Company believes that its Kubient Managed Services division will be able to benefit advertisers by providing: (i) better audience and performance insight, campaign control, transparency, and execution (ii) expert staff with varied, relevant backgrounds to assist advertisers, and (iii) access to quality tools and platforms for advertisement placement with an emphasis on return on media investment.

Furthermore, KMS will provide advertising agencies and advertisers with several significant competitive advantages relative to existing media buying vendors, such as:

●	Managed services at scale. KMS provides strategy, planning, execution and reporting to advertising agencies and advertisers that do not have the capital and expertise to deliver impactful programmatic digital media campaigns at scale.
●	Audience Marketplace and KAI Integration. The company intends to utilize Kubient’s transparent and fraud-free publisher supply from its Audience Marketplace powered by KAI whenever appropriate for (KMS) Managed Service campaigns.
●	Leveraging data. Digital media advertising is a data-driven industry, and we believe all key players in the space require insightful analytics. Due to the sheer volume of data available on online users, however, we believe advertisers and agencies have struggled to gain valuable insights in a timely, actionable fashion, especially price action and audience data.
●	Operating in real-time with transparent reporting. The massive volume and real-time creation of data generally precludes effective human review, analysis, optimization and implementation of advertising campaigns. This, in turn, makes it difficult and timely for existing providers of digital solutions to deliver transparency with in-market campaigns which we’ve solved by providing clients with accurate, reliable dashboard reporting.
●	Achieving measurable and repeatable results. In aiming to improve methods of measuring campaign success, advertisers are seeking tangible, quantifiable outcomes such as heightened brand awareness and increased sales. Similarly, publishers are demanding higher fill rates and maximum spend from advertisers.

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

In addition, the acquisition of MediaCrossing and its re-branding to KMS, has also brought Kubient the systems and processes required to execute complex campaigns at scale. With a laser focus on maintaining the agility to adapt to evolving client needs, KMS is designed to execute campaigns with precision regardless of volume, using software and automation that can scale with increased client engagement. This agility also allows the team to adapt to an ever-changing advertising landscape and add new solutions in short order.

Intellectual Property

We have filed two provisional patents, one relating to our inventory and decision management system that allows DOOH media buying agencies to purchase ads on our programmatic and real-time-bidding marketplace, and one relating to our KAI real time, digital advertising fraud prevention solution. In addition, we have filed six registered trademarks, and we have filed an additional trademark application relating to our brand name, corporate logos and KAI product.

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

KAI

In addition, during the first quarter of 2020, we allowed two clients to beta test KAI, our fraud prevention technology powered by machine learning. Our Supply Side Platform also provides KAI with hundreds of millions of rows of data in real-time which improves accuracy, and provides our clients the ability to prevent the purchase of non-human or fraudulent advertising traffic.

Based on the success of the beta test of KAI, beginning in the fourth quarter of 2020, we began providing potential KAI customers with a free KAI audit, which provides our prospective customer with the intricate details of types and quantity of ad-fraud occurring on their platforms as a means of demonstrating KAI’s product differentiation and its ability to prevent ad fraud. After conducting client satisfaction surveys after a series of free KAI audits, the Company discovered that the bulk of its new customers were far more interested in contracting for access to the Audience Marketplace as a whole, rather than contracting for the use of KAI as a standalone product. Accordingly, the Company decided to terminate such free KAI audits, and instead, the Company intends to sell KAI as part of the overall package of solutions available through the Company’s Audience Marketplace.

KMS

With our acquisition of MediaCrossing and re-brand to KMS in November 2021, we are now able to provide middle-market (and sometimes underserved) advertisers and agencies with access to advertising services. KMS is a managed service solution that provides our clients with access to the platforms, people, and processes to plan and activate advertising campaigns across media types and platforms at scale.

The KMS team is staffed by subject matter experts with the expertise required to plan and execute campaigns across programmatic, search, social, and traditional media channels to reach a client’s expected outcome. The services provided to our clients are specific to media planning, buying, and reporting with a focus on digital media formats.

Prior to the acquisition, MediaCrossing was platform agnostic and remains so. This gives the KMS team a broad suite of solutions they can deploy to meet client needs. With the addition of Kubient’s offerings, the solution set has and will continue to grow.

The KMS team has also brought Kubient the systems and processes required to execute complex campaigns at scale. With a laser focus on maintaining the agility to adapt to evolving client needs, KMS is designed to execute campaigns with precision regardless of volume using software and automation that can scale with increased client engagement. This agility also allows the team to adapt to an ever-changing advertising landscape and add new solutions in short order.

KMS primarily operates as an agency of record for brands, but also provides agencies and brands with the skillsets and tools that they lack via more narrow engagements. Whether planning and executing a brand’s annual advertising efforts or pitching in on a project with an agency, the KMS team devotes the same energy and effort to provide a positive outcome for our client.

Growth Strategy

Organic Growth

The key elements of our long-term growth strategy are as follows:

•	Enhancing our existing auction technology to improve adoption among publishers and advertisers, which we expect will increase our revenue.
•	Further developing our fraud prevention system, which is powered by our proprietary KAI machine learning technology.
•

Growing our customer base by increasing our salesforce to engage brands, agencies, website owners, app owners and other connected device owners, to facilitate marketplace participation. This will allow us to reach more audiences and garner larger budgets, growing our revenue and building long lasting customer relationships.

●	Providing a proficient and cost-effective solution for advertisers and agencies with Kubient Managed Services (KMS) where we deliver strategy, planning, execution and reporting to those constituents that do not have the capital and/or the expertise to deliver impactful digital media campaigns at scale.
•

Launching and scaling our reach with advertisers by introducing real-time auctions into a previously static corners of the marketplace, such as digital out of home channels, allowing for video advertising at gas stations, hotels and airports.

•	Further developing our Audience Marketplace platform to improve omni-channel relevance, and personalization at scale.
•

Further diversifying both our products and revenue streams to include stand-alone applications that address advertisers’ business needs, such as first party data hosting, and audience targeting solutions.

•	Increasing our global footprint across the globe, especially in Latin America, Asia-Pacific, Europe, the Middle East and Africa.

M &A Growth

In addition to the long-term, organic growth discussed above, we intend to opportunistically acquire companies that expand our core technologies and introduce the Company to potential new client bases that are potentially accretive to the Company’s future earnings. At present, Kubient is looking for companies that will grow its existing ecosystem of services by adding additional direct publishers, direct advertising partnerships, as well as ones that provide additional engineering, operational, business development, and human capital resources.

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

To combat the large-scale loss in advertising dollars spent, the landscape of marketing from the perspective of metric-based analysis has evolved. In their 2021 “The State of Marketing” report, Salesforce states that marketers are embracing more sophisticated metrics to cater to various KPI standards, with 78% of marketers reprioritizing their metrics due to the previous pandemic conditions. The following metrics are the most tracked by marketing organizations: revenue, marketing/sales funnel performance, customer satisfaction analytics, content engagement, customer acquisition cost, customer retention rates, web/mobile analytics, customer referral rates/volume, and customer lifetime value. While all of these marketing KPIs saw an increase across the board, customer referral rates, customer acquisition costs, and content engagement saw the biggest year-over-year jumps in adoption. Additionally, a related study published by Salesforce estimated that 60% of customer interactions would take place online; a rapid acceleration from the reported 49% in 2019. The increasing need for effective advertising spend has seemingly illuminated the increasing need by both publishers and advertisers to cut fraudulent advertising engagement significantly.

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

A majority of our competitors are significantly larger than we are and have more capital to invest in their businesses however they operate on technology we consider to be outdated and inferior to our newer more agile technology. Competitors could also seek to gain market share by reducing the prices they charge to advertisers, introducing products and solutions that are similar to ours or introducing new technology tools for advertisers and digital media properties, yet the failure of these competitors to offer transparency on pricing as we do is likely to reduce or negate such impact. Moreover, increased competition for video advertising inventory from digital media properties could result in an increase in the portion of advertiser revenue that we must pay to digital media property owners to acquire that advertising inventory which is beneficial to us as our technology offers a more efficient auction thus allowing us to reduce cost for advertisers and increase revenue for publishers.

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

Our fraud prevention solution competes with the small landscape of other fraud prevention companies such as Human, Double Verify and Integral Ad Science. However, we believe that our product is the only product in this space that has patent pending technology allowing it to perform instream prevention as opposed to the landscapes standard.

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

The addition of KMS has augmented our sales and marketing capabilities by adding assigned account managers, real time dashboard monitoring, performance analysis, as well as quarterly client reviews, ensuring that our advertising clients using the Audience Marketplace have all logistics running smoothly and that any assistance they need would be there in an instant.

As of March 25, 2022, our sales and marketing team consisted of 14 employees. The team employs a consultative approach to both new and existing customers. Once a new customer has access to our platform, they work closely with our customer service teams as they onboard the new customer and provide continuous support throughout the early campaigns. Typically, once a customer has gained some initial experience, it will move to a fully self-serve model and request support as needed.

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

Privacy and Data Protection Regulation

Privacy and data protection legislation and regulation play a significant role in our business. We and our customers use data about Internet users collected through our platform to manage and execute digital advertising campaigns in a variety of ways, including delivering advertisements to Internet users based on their particular geographic locations, the type of device they are using, or their interests as inferred from their web browsing or app usage activities. We do not use this data to identify specific individuals, and we do not seek to associate this data with information that can be used to identify specific individuals. We take steps not to collect or store personally identifiable information, or personal data. The definitions of personally identifiable information and personal data, however, vary by jurisdiction and are evolving. As a result, our platform and business practices must be assessed regularly in each jurisdiction where we do business to avoid violating applicable legislation and regulation.

In the United States, a complex patchwork quilt of both state and federal legislation governs activities such as the collection and use of data by companies like us. Digital advertising in the United States has, up until very recently, primarily been subject to regulation by the Federal Trade Commission, or the FTC, which has primarily relied upon Section 5 of the Federal Trade Commission Act, which prohibits companies from engaging in “unfair” or “deceptive” trade practices, including alleged violations of representations concerning privacy protections and acts that allegedly violate individuals’ privacy interests. The FTC has commenced the examination of privacy issues that arise when marketers track consumers across multiple devices, otherwise known as cross-device tracking.

The United States legal landscape concerning data and privacy continues to evolve at a rapid, and sometimes unpredictable pace. Domestic laws in this area are also complex and developing rapidly. Many state legislatures have adopted legislation that regulates how online business handle data. California recently enacted the California Consumer Privacy Act (“CCPA”), which took effect on January 1, 2020. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA may increase our compliance costs and potential liability. Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the United States, which could increase our potential liability and adversely affect our business. Similar privacy legislation has been proposed in a number of states. Indeed, Virginia and Colorado have also enacted similar statutes; the Virginia Consumer Data Protection Act (“VCDPA”), and the Colorado Privacy Act (“CPA”). In addition, a dozen other states have data privacy bills either introduced or in committee, with the expectation that they will be enacted in coming years, further complicating the compliance landscape.

Because our platform reaches users throughout the world, including Europe, Australia and Asia, some of our activities may also be subject to foreign legislation. Internationally, virtually every jurisdiction in which we operate has established its own data security and privacy legal framework with which we or our customers must comply, including but not limited to the European Union. The European Union has adopted what is known as one of the most robust and comprehensive data protection regulations in the world - the General Data Protection Regulation (“GDPR”). The GDPR and contains numerous requirements and obligations on data processors and comprehensive documentation requirements for data protection, processing, and compliance programs. In addition, the GDPR promulgates data subject rights for EU citizens, which provides increased control for Eu citizens. Specifically, EU citizens posses rights of access, corrections, deletion, and portability. These rights translate into increased operational costs to companies who have to take steps to operationalize these rights in order to comply and meet any request. Non-compliance risks substantial fines. Under the GDPR, fines of up to 20 million euros or up to 4% of the annual global revenue of the noncompliant company, whichever is greater, could be imposed for violations of certain of the GDPR’s requirements. In additional the GDPR, the European Union is currently in the process of replacing the current ePrivacy directive with the ePrivacy Regulation, which contains enhanced protections and regulations concerning the use of electronic communications services, including in connection with online tracking technologies.

Accordingly, once the ePrivacy Regulation is enacted, the compliance landscape will only become more challenging. Certainly, an increase in operational costs and risk will arise to the extent we continue to do business in the European market. In particular, risks associated with non-compliance proceedings from governmental agencies, as well as limitations on our ability to attract and retain European customers.

The interpretation and application of many privacy and data protection laws along with contractually imposed industry standards are simply not predictable in light of the nascent nature of the data privacy legal landscape. These laws may be interpreted and applied in a manner that is inconsistent with our existing data handling practices or how our products and platform capabilities operate. The possibility of fines, lawsuits, and other claims and penalties may necessitate a change in our business activities and practices or modify our products and platform capabilities, which could have an adverse effect on our business.

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

Our Employees and Culture

As of March 25, 2022, we had 38 full time employees, and 3 consultants. None of our employees are represented by a union or parties to a collective bargaining agreement. We believe our employee relations to be good.

Corporate Information

Our mailing address is 500 7th Avenue, 8th Floor, New York, New York 10018. Our telephone number is (800) 409-9456.

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

We have elected to take advantage of certain of the reduced disclosure obligations in this report and may elect to take advantage of other reduced reporting requirements in future filings. As a result, the information that we provide to our stockholders may be different than you might receive from other public reporting companies in which you hold equity interests.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

On July 14, 2021, as amended on February 1, 2022, we entered into a lease agreement for the use of our current office space located at 500 7th Avenue, 8th Floor, New York, New York 10018 of approximately 917 square feet for $15,630 per month. Previously, our offices were located at 330 Seventh Avenue, 10th Floor, New York, NY 10001 and consisted of approximately 1,800 square feet of leased office space. The lease for 330 Seventh Avenue, 10th Floor, New York, NY 10001 was supposed to expire on June 1, 2021. The rent under such lease was $9,000 per month based on the use of 15 desks in the office space per month. On June 18, 2020, we entered into that certain Sublease Termination Agreement and terminated the lease for 330 Seventh Avenue, 10th Floor, New York, NY 10001. We believe that our facilities are adequate for our current needs and that suitable additional or substitute space would be available if needed.

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

In addition, the following material legal proceedings were recently settled:

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

On March 11, 2022, the Company, Aureus Holdings, LLC d/b/a Lo70s (“Lo70s”) and JPAR, LLC entered into a Settlement Agreement and Mutual Release (the “Lo70s Settlement Agreement”).  Pursuant to the Lo70s Settlement Agreement, the parties agreed to dismiss the litigation (Aureus Holdings, LLC d/b/a Lo70s v. Kubient, Inc., et al., Superior Court of Delaware, Case No. N20C-07-061) and resolve all claims among them, including potential or future claims arising from the letter of intent that the Company and Lo70s had entered into in March 2019, as well as a consulting agreement entered into between the Company and an employee of Lo70s in connection with such letter of intent. On March 14, 2022, the court in the matter entered an order approving the Lo70s Settlement Agreement, and the case was dismissed with prejudice.  In the Lo70s Settlement Agreement, the Company expressly denies any and all liability and the dismissal of the case with prejudice was entered by the court without a final judgment of liability entered against the Company. Under the terms of the Lo70s Settlement Agreement, the Company made a cash payment of $975,000 to Lo70s in full satisfaction of the matter, as well as the releases and covenants of Lo70s and JPAR, LLC set forth in the agreement, such that the Lo70s Settlement Agreement fully concludes this matter.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed on The Nasdaq Capital Market under the symbol “KBNT.” Our common stock purchase warrants are listed on The Nasdaq Capital Market under the symbol “KBNTW.”

Holders of Record

As of March 25, 2022, we had approximately 37 holders of record of our common stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans

Number of securities
remaining available for
	Number of securities		future issuance under
	to be issued upon	Weighted-average	equity compensation
	exercise of outstanding	exercise price of	plans (excluding
	options, warrants and	outstanding options,	securities reflected in
	rights	warrants and rights	column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	94,447	$11.56	1,411,889
Equity compensation plans not approved by security holders	—	—	—
Total	94,447	$11.56	1,411,889

The Kubient, Inc. 2017 Equity Incentive Plan was originally adopted by our board of directors and approved by our stockholders on September 12, 2017, and was subsequently amended and restated on June 5, 2019 (the “2017 Plan”). The purposes of the 2017 Plan are to attract and retain the best available personnel for positions of substantial responsibility, to provide additional incentive to our service providers and to promote the success of the Company’s business. We have reserved 333,334 shares of our common stock to issue awards under our 2017 Plan. As of December 31, 2021, there were options to purchase 94,447 shares of our common stock with a weighted average exercise price of $11.56 per share that were outstanding under the 2017 Plan. As of December 31, 2021, a total of 236,073 shares of common stock were issued under the 2017 Plan. Accordingly, as of December 31, 2021, 11,889 shares of common stock remained available for future issuance under the 2017 Plan.

The Kubient, Inc. 2021 Equity Incentive Plan was originally adopted by our board of directors and approved by our stockholders on June 30, 2021 (the “2021 Plan”). The purposes of the 2021 Plan are to attract and retain the best available personnel for positions of substantial responsibility, to provide additional incentive to our service providers and to promote the success of the Company’s business. We have reserved 1,500,000 shares of our common stock to issue awards under our 2021 Plan. As of December 31, 2021, a total of 100,000 shares of common stock were issued under the 2021 Plan. Accordingly, as of December 31, 2021, 1,400,000 shares of common stock remained available for future issuance under the 2021 Plan.

Recent Sales of Unregistered Securities

During the three months ended December 31, 2021, the Company issued 1,062 shares of common stock to a former director.

The foregoing securities were issued in reliance upon an exemption from registration pursuant to Rule 701 promulgated under the Securities Act.

Purchase of Equity Securities by Issuer and Affiliated Purchasers

None.

ITEM 6. [RESERVED]

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

Our experienced team of marketing and technology veterans has developed the Audience Marketplace, a modular, highly scalable, transparent, cloud-based software platform for real-time trading of digital, Programmatic Advertising. Our platform’s open marketplace gives both advertisers (ad space buyers) and Publishers (ad space sellers) the ability to use machine learning in the most critical parts of any Programmatic Advertising inventory auction, while simultaneously and significantly reducing those advertisers and Publishers’ exposure to fraud, specifically in the Pre-bid environment.

We also provide unique capabilities with our proprietary pre-bid ad fraud detection and prevention, Kubient Artificial Intelligence (“KAI”), which has the ability to stop fraud in the critical 300 millisecond window before an advertiser spends their budget on fraudulent ad space. The technology is powered by deep learning algorithms, the latest advancement in machine learning, which allows us to ingest vast amounts of data, find complex patterns in the data and make accurate predictions. Most importantly, it’s self-learning, getting smarter and more accurate over time. This provides advertisers a powerful tool capable of preventing the purchase of ad fraud.

We believe that our Audience Marketplace technology allows advertisers to reach entire audiences rather than buying single impressions from disparate sources. By becoming a one stop shop for advertisers and publishers, providing them with the technology to deliver meaningful messages to their target audience, all in one place, on a single platform that is computationally efficient, transparent, and as safely fraud-free as possible, we believe that our Audience Marketplace platform (and the application of the platform’s machine learning algorithms) leads to increased publisher revenue, lower advertiser cost, reduced latency and increased economic transparency during the advertising auction process.

Results of Operations

Year Ended December 31, 2021 Compared With Year Ended December 31, 2020

	For the Years Ended
	December 31,
	2021	2020
Net Revenues	$2,737,767	$2,900,029

Costs and Expenses:
Sales and marketing	3,032,133	1,117,375
Technology	3,079,752	2,088,538
General and administrative	6,117,601	4,160,854
Loss on legal settlement	880,381	—
Total Costs and Expenses	13,109,867	7,366,767
Loss From Operations	(10,372,100)	(4,466,738)

Other (Expense) Income:
Interest expense	(8,383)	(1,135,675)
Interest expense - related parties	—	(403,372)
Interest income	88,537	25,178
Amortization of beneficial conversion feature	—	(1,984,322)
Gain on settlement of notes and other payables, net	—	124,999
Gain on forgiveness of accounts payable - supplier	—	236,248
Loss on extinguishment of convertible note payable	—	(297,272)
Other income	233	15,294
Total Other Income (Expense)	80,387	(3,418,922)
Net Loss	(10,291,713)	(7,885,660)
Deemed dividend related to warrant down round adjustment	—	(1,682,000)
Net Loss Attributable to Common Shareholders	$(10,291,713)	$(9,567,660)

Net Revenues

For the year ended December 31, 2021, net revenues decreased by $162,262, or 6%, to $2,737,767 from $2,900,029 for the year ended December 31, 2020. The decrease was primarily due to approximately $1,300,000 of revenue generated in connection with beta testing of KAI, our fraud detection service, which commenced during the 2020 period, as well as approximately $1,496,000 of net revenue generated from one new customer in the 2020 period, as compared to approximately $2,348,000 of revenue generated from the same customer in the 2021 period.

Sales and Marketing

For the year ended December 31, 2021, sales and marketing expenses increased by $1,914,758, or 171%, to $3,032,133 from $1,117,375 for the year ended December 31, 2020. The increase is primarily a result of the expansion of our sales and marketing department which resulted in increases in salary expense of approximately $1,194,000 arising from an increase in sales and marketing personnel headcount, as well as increased stock-based compensation of approximately $270,000, consulting fees of approximately $195,000 and selling expense of approximately $164,000.

Technology

For the year ended December 31, 2021, technology expenses increased by $991,214, or 47%, to $3,079,752 from $2,088,538 for the year ended December 31, 2020. The increase is primarily due to increases in salary expense of approximately $207,000 arising from an increase in technology personnel headcount, as well as increased stock-based compensation of approximately $18,000, consulting expenses of approximately $39,000, amortization of software of approximately $124,000 and cloud hosting costs of approximately $310,000.

General and Administrative

For the year ended December 31, 2021, general and administrative expenses increased by $1,956,747, or 47%, to $6,117,601 from $4,160,854 for the year ended December 31, 2020. The increase from 2020 to 2021 is primarily due to increases in legal fees of approximately $979,000, recruiting fees of approximately $275,000 arising from an increase in headcount, insurance expense of approximately $322,000, and state franchise taxes of approximately $160,000.

Loss on Legal Settlement

The Company recognized a loss on legal settlement of $880,381 for the year ended December 31, 2021 related to a settlement agreement reached in March 2022 wherein we made a cash payment of $975,000 to Lo70s in consideration of the dismissal of the ligation among the parties, as well as the releases and covenants of the parties.

Other Income (Expense)

For the year ended December 31, 2021, the Company had other income of $80,387 as compared to other expense of $(3,418,922) during the year ended December 31, 2020. The net decrease in other expense is primarily due to the absence of the amortization of beneficial conversion feature of approximately $1,984,000 and interest expense of approximately $1,539,000 that were recognized in the 2020 period, as these items no longer continued after the notes payable were converted at the closing of the initial public offering in August 2020 which resulted in net proceeds of approximately $10.6 million (“IPO”).

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

For the years ended December 31, 2021 and 2020, EBITDA and Adjusted EBITDA consisted of the following:

	For the Years Ended
	December 31,
	2021	2020
Net Loss Attributable to Common Shareholders	$(10,291,713)	$(9,567,660)
Interest expense	8,383	1,135,675
Interest expense - related parties	—	403,372
Interest income	(88,537)	(25,178)
Depreciation and amortization	452,136	315,202
Amortization of beneficial conversion feature	—	1,984,322
EBITDA	(9,919,731)	(5,754,267)

Adjustments:
Deemed dividend related to warrant down round adjustment	—	1,682,000
Stock-based compensation expense	724,042	468,216
Adjusted EBITDA	$(9,195,689)	$(3,604,051)

Adjusted Loss Per Share	$(0.67)	$(0.70)
Weighted Average Common Shares Outstanding -
Basic and Diluted	13,695,700	5,185,204

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

Liquidity and Capital Resources

We measure our liquidity in a number of ways, including the following:

	December 31,
	2021	2020
Cash and cash equivalents	$24,907,963	$24,782,128
Working capital	$22,676,301	$23,570,158

Availability of Additional Funds

As a result of its public offerings and the related note conversions, we believe our current cash on hand is sufficient to meet its operating and capital requirements for at least the next twelve months from the date these financial statements are issued. Our operating needs include the planned costs to operate our business, including amounts required to fund working capital and capital expenditures. Our future capital requirements and the adequacy of our available funds will depend on many factors, including our ability to successfully commercialize our products and services, competing technological and market developments, and the need to enter into collaborations with other companies or acquire other companies or technologies to enhance or complement our product and service offerings.

Cash Flows

Year Ended December 31, 2021 Compared With Year Ended December 31, 2020

Our sources and uses of cash were as follows:

Cash Flows From Operating Activities

We experienced negative cash flows from operating activities for the years ended December 31, 2021 and 2020 in the amounts of $7,674,792 and $4,805,116, respectively. The net cash used in operating activities for the year ended December 31, 2021 was primarily a result of cash used to fund a net loss of $10,291,713, adjusted for net non-cash expenses of $1,198,876, partially offset by $1,418,045 of net cash provided by changes in the levels of operating assets and liabilities. The net cash used in operating activities for the year ended December 31, 2020 was primarily a result of cash used to fund a net loss of $7,885,660, adjusted for net non-cash expenses of $3,984,553, and $904,009 of net cash used in changes in the levels of operating assets and liabilities.

Cash Flows From Investing Activities

Net cash used in investing activities for the year ended December 31, 2021 was $1,672,486, which was attributable to aggregate purchases of intangible assets, property and equipment of $1,133,072 and $500,000 used in connection with the MediaCrossing purchase consideration. Net cash used in investing activities for the year ended December 31, 2020 was $1,316,336, which was attributable to aggregate purchases of intangible assets, property and equipment.

Cash Flows From Financing Activities

We experienced positive cash flows from financing activities for the years ended December 31, 2021 and 2020 in the amounts of $9,473,113 and $30,869,795, respectively. During the year ended December 31, 2021, $9,787,149 of proceeds were from exercises of options and warrants, partially offset by $145,050 of cash used to repay financed director and officer insurance premiums and $177,347 was used to partially repay our loan from JPMorgan Chase Bank, N.A., as lender, pursuant to the Paycheck Protection Program of the Coronavirus Aid, Relief and Economic Security Act, as amended. During the year ended December 31, 2020, $30,732,981 of proceeds were from the sale of common stock and warrants in our IPO and follow-on public offering, $1,241,190 of proceeds were received from debt financings, and $11,000 of proceeds were received from the exercise of warrant, partially offset by $841,376 used for payment of initial public offering costs and $274,000 that was used to repay debt.

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

Critical Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, or U.S. GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, contingent assets and liabilities, each as of the date of the financial statements, and revenues and expenses during the periods presented. On an ongoing basis, management evaluates their estimates and assumptions, and the effects of any such revisions are reflected in the financial statements in the period in which they are determined to be necessary. Management bases their estimates on historical experience and on various other factors that they believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual outcomes could differ materially from those estimates in a manner that could have a material effect on our consolidated financial statements. While our significant accounting policies are more fully described in the notes to our consolidated financial statements appearing elsewhere in this prospectus, we believe that the following accounting policies and estimates are critical to the process of making significant judgments and estimates in the preparation of our financial statements and understanding and evaluating our reported financial results.

Revenue Recognition

The Company maintains a contract with each customer and supplier, which specify the terms of the relationship. The Company provides a service to its customers (the buy-side ad networks who work for advertisers) by connecting advertisers and publishers. For this service, the Company earns a percentage of the amount that is paid by the advertiser, who wants to run a digital advertising campaign, which, in some cases, is reduced by the amount paid to the publisher, who wants to sell its ad space to the advertiser.

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

Business Combinations

Business combinations are accounted for using the acquisition method and, accordingly, the assets acquired (including identified intangible assets), the liabilities assumed and any contingent consideration are recorded at their acquisition date fair values. The Company’s fair value measurement of the contingent consideration is based on significant inputs not observed in the market and thus represents a Level 3 measurement. Level 3 instruments are valued based on unobservable inputs that are supported by little or no market activity and reflect the Company’s own assumptions in measuring fair value.

Intangible Assets

Intangible assets are comprised of costs to acquire and develop computer software, including the costs to acquire third-party data which is used to improve the Company’s artificial intelligence platform for client use, as well as costs to acquire customer lists, customer contracts and related customer relationship and restrictive covenant agreements. The intangible assets have estimated useful lives of two years for the computer software, five years for the capitalized data, seven years for the customer lists and three years for the restrictive covenant agreements. Once placed into service, the Company amortizes the cost of the intangible assets over their estimated useful lives on a straight-line basis.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Kubient, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Kubient, Inc. (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, stockholders’ equity (deficiency) and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Los Angeles, CA

March 30, 2022

Kubient, Inc.

Consolidated Balance Sheets

	December 31,
	2021	2020
Assets
Current Assets:
Cash and cash equivalents	$24,907,963	$24,782,128
Accounts receivable, net	2,291,533	1,373,754
Other receivables	526,070	—
Prepaid expenses and other current assets	495,178	107,651
Total Current Assets	28,220,744	26,263,533
Intangible assets, net	2,946,610	1,071,850
Goodwill	463,000	—
Property and equipment, net	44,756	17,166
Deferred offering costs	10,000	10,000
Total Assets	$31,685,110	$27,362,549

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable - suppliers	$1,844,544	$336,028
Accounts payable - trade	659,362	1,106,604
Accrued expenses and other current liabilities	2,493,287	1,017,282
Deferred revenue	395,914	15,000
Notes payable	151,336	218,461
Total Current Liabilities	5,544,443	2,693,375
Contingent consideration	613,000	—
Notes payable, non-current portion	77,407	187,629
Total Liabilities	6,234,850	2,881,004

Commitments and contingencies (Note 9)

Stockholders’ Equity:
Preferred stock, $0.00001 par value; 5,000,000 shares authorized; No shares issued and outstanding as of December 31, 2021 and 2020	—	—
Common stock, $0.00001 par value; 95,000,000 shares authorized; 14,253,948 and 11,756,109 shares issued and outstanding as of December 31, 2021 and 2020 respectively	143	118
Additional paid-in capital	52,030,907	40,770,504
Accumulated deficit	(26,580,790)	(16,289,077)
Total Stockholders’ Equity	25,450,260	24,481,545
Total Liabilities and Stockholders’ Equity	$31,685,110	$27,362,549

The accompanying notes are an integral part of these consolidated financial statements.

Kubient, Inc.

Consolidated Statements of Operations

	For the Years Ended
	December 31,
	2021	2020
Net Revenues	$2,737,767	$2,900,029

Costs and Expenses:
Sales and marketing	3,032,133	1,117,375
Technology	3,079,752	2,088,538
General and administrative	6,117,601	4,160,854
Loss on legal settlement	880,381	—
Total Costs and Expenses	13,109,867	7,366,767
Loss From Operations	(10,372,100)	(4,466,738)

Other (Expense) Income:
Interest expense	(8,383)	(1,135,675)
Interest expense - related parties	—	(403,372)
Interest income	88,537	25,178
Amortization of beneficial conversion feature	—	(1,984,322)
Gain on settlement of notes and other payables, net	—	124,999
Gain on forgiveness of accounts payable - supplier	—	236,248
Loss on extinguishment of convertible note payable	—	(297,272)
Other income	233	15,294
Total Other Income (Expense)	80,387	(3,418,922)
Net Loss	(10,291,713)	(7,885,660)
Deemed dividend related to warrant down round adjustment	—	(1,682,000)
Net Loss Attributable to Common Shareholders	$(10,291,713)	$(9,567,660)

Net Loss Per Share - Basic and Diluted	$(0.75)	$(1.85)

Weighted Average Common Shares Outstanding - Basic and Diluted	13,695,700	5,185,204

The accompanying notes are an integral part of these consolidated financial statements.

Kubient, Inc.

Consolidated Statements of Changes in Stockholders’ Equity (Deficiency)

For the Years Ended December 31, 2021 and 2020

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance - January 1, 2020	3,601,521	$36	$3,362,724	$(8,403,417)	$(5,040,657)

Issuance of common stock and warrants in initial public offering, net of issuance costs [1]	2,500,000	25	10,605,720	—	10,605,745

Conversion of notes payable and accrued interest into common stock and warrants	1,461,090	15	7,304,815	—	7,304,830

Conversion of notes payable and accrued interest into common stock	94,223	1	388,143	—	388,144

Issuance of common stock and warrants in follow-on public offering, net of issuance costs [2]	4,058,822	41	18,889,872	—	18,889,913

Stock-based compensation:

Common stock	38,433	—	154,922	—	154,922

Options	—	—	19,570	—	19,570

Forgiveness of accrued expenses by related party	—	—	33,738	—	33,738

Exercise of warrant	2,000	—	11,000	—	11,000

Effect of reverse stock-split	20	—	—	—	—

Net loss	—	—	—	(7,885,660)	(7,885,660)

Balance - December 31, 2020	11,756,109	118	40,770,504	(16,289,077)	24,481,545

Shares issued upon exercise of warrants, net of issuance costs [3]	2,156,322	21	9,703,609	—	9,703,630

Common stock issued upon exercise of options	2,815	—	8,361	—	8,361

Shares issued as partial consideration for intangible asset	100,000	1	531,999	—	532,000

Stock-based compensation:

Common stock	238,702	3	993,044	—	993,047

Options	—	—	23,390	—	23,390

Net loss	—	—	—	(10,291,713)	(10,291,713)

Balance - December 31, 2021	14,253,948	$143	$52,030,907	$(26,580,790)	$25,450,260

[1] Includes gross proceeds of $12,503,750, less issuance costs of $1,898,005.

[2] Includes gross proceeds of $20,699,992, less issuance costs of $1,810,080.

[3] Includes gross proceeds of $10,169,027, less issuance costs of $465,397.

The accompanying notes are an integral part of these consolidated financial statements.

Kubient, Inc.

Consolidated Statements of Cash Flows

	For the Years Ended
	December 31,
	2021	2020
Cash Flows From Operating Activities:
Net loss	$(10,291,713)	$(7,885,660)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	452,136	315,202
Bad debt expense	22,698	7,593
Gain on forgiveness of accounts payable - supplier	—	(236,248)
Stock-based compensation:
Common stock	700,652	448,646
Options	23,390	19,570
Amortization of debt discount and debt issuance costs	—	915,994
Amortization of debt discount and debt issuance costs - related parties	—	357,201
Amortization of beneficial conversion feature	—	1,984,322
Loss on extinguishment of convertible note payable	—	297,272
Loss on settlement of other payables	—	23,601
Gain on settlement of notes and other payables	—	(148,600)
Changes in operating assets and liabilities:
Accounts receivable	(940,477)	(1,342,643)
Other receivable	3,955	—
Prepaid expenses and other current assets	73,491	(79,579)
Accounts payable - suppliers	1,508,516	(191,125)
Accounts payable - trade	(447,242)	211,922
Accrued expenses and other current liabilities	1,467,306	497,416
Deferred revenue	(247,504)	—
Net Cash Used In Operating Activities	(7,674,792)	(4,805,116)

Cash Flows From Investing Activities:
Purchase of intangible assets	(1,133,072)	(1,300,336)
Purchase consideration of MediaCrossing	(500,000)	—
Purchase of property and equipment	(39,414)	(16,000)
Net Cash Used In Investing Activities	(1,672,486)	(1,316,336)

Cash Flows From Financing Activities:
Proceeds from exercise of warrants [1]	9,787,149	—
Repayment of PPP loan	(177,347)	—
Repayment of financed director and officer insurance premiums	(145,050)	—
Proceeds from exercise of options	8,361	—
Proceeds from sale of common stock and warrants in initial public offering, net [2]	—	11,503,488
Payment of initial public offering issuance costs	—	(841,376)
Proceeds from sale of common stock and warrants in follow-on public offering, net [3]	—	19,354,493
Payment of follow-on public offering issuance costs	—	(125,000)
Proceeds from exercise of warrant	—	11,000
Repayment of advance from related party	—	(29,000)
Proceeds from issuance of notes payable	—	406,190
Repayment of notes payable	—	(95,000)
Proceeds from issuance of notes payable - related parties	—	835,000
Repayment of note payable - related party	—	(150,000)

Net Cash Provided By Financing Activities	9,473,113	30,869,795

Net Increase In Cash and Cash Equivalents	125,835	24,748,343

Cash and Cash Equivalents - Beginning of the Year	24,782,128	33,785

Cash and Cash Equivalents - End of the Year	$24,907,963	$24,782,128

[1] Includes gross proceeds of $10,169,027, less issuance costs of $381,878.

[2] Includes gross proceeds of $12,503,750, less underwriting discounts and commissions of $1,000,262.

[3] Includes gross proceeds of $20,699,992, less underwriting discounts and commissions of $1,470,499.

The accompanying notes are an integral part of these consolidated financial statements.

Kubient, Inc.

Consolidated Statements of Cash Flows (Continued)

	For the Years Ended
	December 31,
	2021	2020

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
Interest	$7,912	$574
Income taxes	$—	$—

Non-cash investing and financing activities:
Accrual of warrant exercise issuance costs	$83,519	$—
Shares issued as partial consideration for intangible asset	$532,000	$—
Shares of common stock issued in satisfaction of accrued issuable equity	$507,044	$—
Contingent consideration	$613,000	$—
Financing of insurance premiums	$362,625	$—
Conversion of notes payable and accrued interest into common stock	$—	$5,411,381
Original issue discount in connection with convertible notes payable	$—	$285,000
Original issue discount in connection with convertible notes payable - related party	$—	$75,500
Accrual of follow-on offering deferred offering costs	$—	$(339,581)
Reduction of additional paid-in capital for initial public offering issuance costs that were previously paid	$—	$56,367
Reversal of previously accrued deferred offering costs	$—	$218,829
Forgiveness of related party liability	$—	$33,738

The accompanying notes are an integral part of these consolidated financial statements.

Kubient, Inc.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2021 and 2020

NOTE 1 – BUSINESS ORGANIZATION, NATURE OF OPERATIONS, RISKS AND UNCERTAINTIES

Organization and Operations

Kubient, Inc. (“Kubient”, “we”, “our” or the “Company”), a Delaware corporation, was incorporated in May 2017 to solve some of the most significant problems facing the global digital advertising industry.

The Company’s experienced team of marketing and technology veterans has developed the Audience Marketplace, a modular, highly scalable, transparent, cloud-based software platform for real-time trading of digital, Programmatic Advertising. The Company’s platform’s open marketplace gives both advertisers (ad space buyers) and Publishers (ad space sellers) the ability to use machine learning in the most critical parts of any Programmatic Advertising inventory auction, while simultaneously and significantly reducing those advertisers and Publishers’ exposure to fraud, specifically in the Pre-bid environment.

The Company also provides unique capabilities with its proprietary pre-bid ad fraud detection and prevention, Kubient Artificial Intelligence (“KAI”), which has the ability to stop fraud in the critical 300 millisecond window before an advertiser spends their budget on fraudulent ad space. The technology is powered by deep learning algorithms, the latest advancement in machine learning, which allows the Company to ingest vast amounts of data, find complex patterns in the data and make accurate predictions. This provides advertisers a powerful tool capable of preventing the purchase of ad fraud.

The Company believes that its Audience Marketplace technology allows advertisers to reach entire audiences rather than buying single impressions from disparate sources.  By becoming a one stop shop for advertisers and publishers, providing them with the technology to deliver meaningful messages to their target audience, all in one place, on a single platform that is computationally efficient, transparent, and as safely fraud-free as possible, the Company believes that its Audience Marketplace platform (and the application of the platform’s machine learning algorithms) leads to increased publisher revenue, lower advertiser cost, reduced latency and increased economic transparency during the advertising auction process.

Risks and Uncertainties

The novel coronavirus (“COVID-19”) pandemic continues to impact global economic conditions, as well as the Company’s operations. COVID-19 had a meaningful negative impact on our financial condition, cash flows and results of operations during 2020, as revenues declined and we reduced spending in light of COVID-19 uncertainty. Although we continued to experience disruption and volatility during 2021, which could continue to have an adverse effect on our revenues and earnings in 2022, the ultimate economic impact of the pandemic remains fluid, as there continue to be periods of COVID-19 resurgence in various parts of the world. The extent of the impact of the COVID-19 pandemic in 2022 on our operational and financial performance will depend on a variety of factors, some of which are outside our control, including the duration and spread of COVID-19 and its variants, and its impact on our clients, partners, industry, and employees, all of which are uncertain at this time and cannot be accurately predicted.

Similarly, the economic uncertainty caused by the COVID-19 pandemic has made and may continue to make it difficult for us to forecast revenue and operating results and to make decisions regarding operational cost structures and investments. We have committed, and we plan to continue to commit, resources to grow our business, employee base, and technology development, and such investments may not yield anticipated returns, particularly if worldwide business activity continues to be impacted by the COVID-19 pandemic. The duration and extent of the impact from the COVID-19 pandemic depend on future developments that cannot be accurately predicted at this time, and if we are not able to respond to and manage the impact of such events effectively, our business may be harmed.

There can be no assurance that precautionary measures, whether adopted by us or imposed by others, will be effective, and such measures could negatively affect our sales, marketing, and client service efforts, delay and lengthen our sales cycles, decrease our employees’, clients’, or partners’ productivity, or create operational or other challenges, any of which could harm our business and results of operations.

Kubient, Inc.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2021 and 2020

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company’s significant estimates used in these financial statements include, but are not limited to, fair value calculations for equity securities, revenue recognition, stock-based compensation,the valuation of intangible assets and contingent consideration, useful lives of intangibles assets, the collectability of receivables and the valuation allowance related to the Company’s deferred tax assets. Certain of the Company’s estimates could be affected by external conditions, including those unique to the Company and general economic conditions. It is reasonably possible that these external factors could have an effect on the Company’s estimates and may cause actual results to differ from those estimates.

Principles of Consolidation

The consolidated financial statements of the Company include the accounts of Fidelity Media, LLC (“Fidelity”). All intercompany transactions have been eliminated in the consolidation.

Cash and Cash Equivalents

The Company maintains cash in bank accounts, which, at times, may exceed Federal Deposit Insurance Corporation (“FDIC”) insured limits. The Company has not experienced any losses in such accounts. The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of December 31, 2021 and 2020, the Company’s cash and cash equivalents were comprised of demand deposits held in bank accounts.

Revenue Recognition

The Company recognizes revenue under Accounting Standards Codification (“ASC”) 606, “Revenue from Contracts with Customers” (“ASC 606”). The Company determines revenue recognition through the following steps:

●	Identification of a contract with a customer;
●	Identification of the performance obligations in the contract;
●	Determination of the transaction price;
●	Allocation of the transaction price to the performance obligations in the contract; and
●	Recognition of revenue when or as the performance obligations are satisfied.

Kubient, Inc.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2021 and 2020

The Company maintains a contract with each customer and supplier, which specify the terms of the relationship. The Company provides a service to its customers (the buy-side ad networks who work for advertisers) by connecting advertisers and publishers. For this service, the Company earns a percentage of the amount that is paid by the advertiser, who wants to run a digital advertising campaign, which, in some cases, is reduced by the amount paid to the publisher, who wants to sell its ad space to the advertiser.

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

As of December 31, 2021 and 2020, the Company did not have any contract assets from contracts with customers. As of December 31, 2021 and 2020, the Company had $395,914 and $15,000, respectively, of contract liabilities where performance obligations have not yet been satisfied. The Company expects to satisfy its remaining performance obligations and recognize the revenue within the next twelve months. During the years ended December 31, 2021 and 2020, there was no revenue was recognized from performance obligations satisfied (or partially satisfied) in previous periods.

Accounts Receivable and Accounts Payable

Accounts receivable are carried at their contractual amounts, less an estimate for uncollectible amounts. As of December 31, 2021 and 2020, there was an allowance for uncollectible amounts of $12,149 and $10,209, respectively. Management estimates the allowance for bad debts based on existing economic conditions, the financial conditions of the customers, and the amount and age of past due accounts.

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

Kubient, Inc.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2021 and 2020

Convertible Instruments

The Company evaluates its convertible instruments to determine if those contracts or embedded components of those contracts qualify as derivative financial instruments to be separately accounted for in accordance with the Financial Accounting Standards Board (“FASB”) ASC Topic 815 “Derivatives and Hedging” (“ASC 815”). The accounting treatment of derivative financial instruments requires that the Company record embedded conversion options and any related freestanding instruments at their fair values as of the inception date of the agreement and at fair value as of each subsequent balance sheet date. Any change in fair value is recorded in earnings each period as non-operating, non-cash income or expense. The Company reassesses the classification of its derivative instruments at each balance sheet date. If the classification changes as a result of events during the period, the contract is reclassified as of the date of the event that caused the reclassification. Embedded conversion options and any related freestanding instruments are recorded as a discount to the host instrument. The Company allocates proceeds based on the relative fair values of the debt and equity components.

Prior to the adoption of ASU 2020-06, if the instrument is not determined to be a derivative liability, the Company then evaluates for the existence of a beneficial conversion feature by comparing the fair value of the Company’s common stock as of the commitment date to the effective conversion price of the instrument (the intrinsic value). The intrinsic value of the beneficial conversion feature is recorded as a debt discount with a corresponding amount to additional paid-in capital.

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

Intangible Assets

Intangible assets are comprised of costs to acquire and develop computer software, including the costs to acquire third-party data which is used to improve the Company’s artificial intelligence platform for client use, as well as costs to acquire customer lists, customer contracts and related customer relationship and restrictive covenant agreements. The intangible assets have estimated useful lives of two years for the computer software, five years for the capitalized data, seven years for the customer lists and three years for the restrictive covenant agreements. Once placed into service, the Company amortizes the cost of the intangible assets over their estimated useful lives on a straight-line basis.

Impairment of Long-lived Assets

The Company reviews for the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable. An impairment would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. The Company did not record any impairment losses during the years ended December 31, 2021 and 2020.

Kubient, Inc.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2021 and 2020

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

Level 1 — quoted prices in active markets for identical assets or liabilities

Level 2 — quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 — inputs that are unobservable (for example, cash flow modeling inputs based on assumptions

The carrying amounts of the Company’s financial instruments, such as cash, accounts receivable, accounts payable, convertible notes and notes payable approximate fair value due to the short-term nature of these instruments. The carrying amounts of the Company’s short-term credit obligations approximate fair value because the effective yields on these obligations, which include contractual interest rates, are comparable to rates of returns for instruments of similar credit risk.

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

Kubient, Inc.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2021 and 2020

Advertising Costs

Advertising costs are charged to operations in the year incurred and totaled approximately $270,000 and $101,000 for the years ended December 31, 2021 and 2020, respectively, and are reflected in general and administrative expenses in the consolidated statements of operations.

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

Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss by the weighted average number of vested common shares outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of vested common and dilutive common-equivalent shares outstanding during each period. Dilutive common-equivalent shares consist of shares of options, warrants and convertible notes, if not anti-dilutive.

The following shares were excluded from the calculation of weighted average dilutive common shares because their inclusion would have been anti-dilutive:

	For the Years Ended
	December 31,
	2021	2020
Stock options	94,447	118,412
Restricted stock awards	166,489	—
Restricted stock units	100,000	—
Warrants [1]	5,122,074	7,403,722
	5,483,010	7,522,134

[1] During 2021, includes shares underlying warrants that are exercisable into an aggregate of (i) 368,711 shares of common stock and (ii) five-year warrants to purchase 368,711 shares of common stock at an exercise price of $5.50 per share. During 2020, includes shares underlying warrants that are exercisable into an aggregate of (i) 1,235,977 shares of common stock and (ii) five-year warrants to purchase 1,235,977 shares of common stock at an exercise price of $5.50 per share.

Kubient, Inc.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2021 and 2020

Recently Issued Accounting Standards

In February 2016, the FASB issued ASU 2016-02“, “Leases (Topic 842)” (“ASU 2016-02”), as amended, with guidance regarding the accounting for and disclosure of leases. The update requires that a lessee recognize the assets and liabilities related to all leases, including operating leases, with a term greater than 12 months on the balance sheet. This update also requires lessees and lessors to disclose key information about their leasing transactions. In May 2020, the FASB issued ASU 2020-05 that deferred these dates one year for all other entities, including emerging growth companies. This standard is effective for annual reporting periods beginning after December 15, 2021, and interim periods within annual periods beginning after December 15, 2022. Early adoption is permitted. The Company expects to adopt ASU 2016-02 during the fiscal year ending December 31, 2022 and is evaluating the impact on its statements of operations and cash flows. Based upon the leases currently in place, management believes that its current leases will qualify for the practical expedient for leases with terms less than one year, such that there will be no material impact of adopting the new standard on the Company’s consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). In April 2020, the FASB issued clarification to ASU 2016-13 within ASU 2020-04, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. This guidance is effective for public business entities that meet the definition of a Securities and Exchange Commission filer, excluding eligible smaller reporting companies, for fiscal years beginning after December 15, 2019. For all other entities, including emerging growth companies, it is effective for fiscal years beginning after December 15, 2020. The Company is currently evaluating ASU 2016-13 and its impact on its consolidated financial statements and disclosures.

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes” (“ASU 2019-12”). The amendments in this ASU simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. This update for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. Early adoption of the amendments is permitted, including adoption in any interim period for periods for which financial statements have not yet been made available for issuance. An entity that elects to early adopt the amendments in an interim period should reflect any adjustments as of the beginning of the annual period that includes that interim period. Additionally, an entity that elects early adoption must adopt all the amendments in the same period. The Company adopted ASU 2019-12 effective January 1, 2022 and its adoption did not have a material impact on the Company’s consolidated financial statements and disclosures.

In August 2020, the FASB issued ASU 2020-06, “Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”) which simplifies the accounting for convertible instruments by eliminating certain accounting models when the conversion features are not required to be accounted for as derivatives under Topic 815, Derivatives and Hedging, or that do not result in substantial premiums accounted for as paid-in-capital. Under this ASU, certain debt instruments with embedded conversion features will be accounted for as a single liability measured at its amortized cost. Additionally, this ASU eliminates the treasury stock method to calculate diluted earnings per share for convertible instruments. The new guidance is effective for annual periods beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted. The Company adopted ASU 2020-06 effective January 1, 2022 which eliminated the need to assess whether a beneficial conversion feature needed to be recognized upon either (a) the future issuance of new convertible notes; or (b) the resolution of any contingent beneficial conversion features.

Kubient, Inc.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2021 and 2020

In May 2021, the FASB issued ASU 2021-04, “Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options” (“ASU 2021-04”). This new standard provides clarification and reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (such as warrants) that remain equity classified after modification or exchange. This standard is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Issuers should apply the new standard prospectively to modifications or exchanges occurring after the effective date of the new standard. Early adoption is permitted, including adoption in an interim period. If an issuer elects to early adopt the new standard in an interim period, the guidance should be applied as of the beginning of the fiscal year that includes that interim period. The Company adopted ASU 2021-04 effective January 1, 2022 such adoption did not have a material impact on the Company’s consolidated financial statements or disclosures.

In October 2021, the FASB issued ASU 2021-08, “Business Combinations (Topic 805)” (“ASU 2021-08”). The ASU improves the accounting for acquired revenue contracts with customers in a business combination by addressing diversity in practice and inconsistency related to recognition of an acquired contract liability and payment terms and their effect on subsequent revenue recognized by the acquirer. The update is effective for annual and interim periods within the fiscal year beginning after December 15, 2022, and early adoption is permitted, including adoption in an interim period. The Company is evaluating this new standard and its impact on its consolidated financial statements and related disclosures.

NOTE 3 – BUSINESS COMBINATION

On November 30, 2021, Kubient entered into and consummated an Asset Purchase Agreement (the “Purchase Agreement”) between the Company and MediaCrossing Inc., a Delaware corporation (“MediaCrossing”), pursuant to which the Company acquired certain assets and liabilities that were critical to continue to operate the business of MediaCrossing for (i) $500,000 in cash and (ii) if the acquired business achieves certain milestones in 2022, up to 822,369 shares of the Company’s common stock, par value $0.00001 per share (the “Earnout Shares”) (the “Transaction”). In accordance with ASC 805, the Company determined that the Transaction should be accounted for as a business combination after determining that the acquired set of assets of MediaCrossing, the fair value of which was not concentrated in a single asset or group of similar assets and included (a) cash, (b) prepaid expenses and other current assets, (c) intangible assets as detailed further below and (d) an assembled workforce, met the definition of a business. As a result, Kubient has recorded the business combination in its consolidated financial statements and has applied the acquisition method to account for MediaCrossing’s assets acquired and liabilities assumed upon completion of the Transaction. The acquisition method requires recording the identifiable assets acquired and liabilities assumed at their fair values on the acquisition date and recording goodwill for the excess of the purchase price over the aggregate fair value of the identifiable assets acquired and liabilities assumed.

The Earnout Shares consist of up to 822,369 shares of the Company’s common stock, depending on the amount of revenue generated by the acquisition in 2022. Each share had a fair value of $2.55 as of the acquisition date. The Earnout Shares were measured using a Monte Carlo simulation. Key assumptions used in the fair value assessment consisted of revenue projections (which were used to estimate the number of Earnout Shares issuable), discount rate and standard deviation. The fair value measurement of the contingent consideration is based on significant inputs not observed in the market and thus represents a Level 3 measurement. Level 3 instruments are valued based on unobservable inputs that are supported by little or no market activity and reflect Kubient’s own assumptions in measuring fair value.

MediaCrossing is engaged in the business of providing managed media services to agencies and direct brand advertisers, including media planning, strategy, contracting for media, developing, executing and managing campaigns, reporting and services ancillary to the foregoing.

In connection with the Acquisition and pursuant to the terms of the Purchase Agreement, the Company has offered employment to ten employees of MediaCrossing, including Michael Kalman as President – Agency & Brand Partnerships. In addition, the Purchase Agreement contains customary representations, warranties, post-closing covenants and indemnification provisions.

Kubient, Inc.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2021 and 2020

The aggregate preliminary purchase price was allocated to the assets acquired and liabilities assumed as follows:

Purchase Consideration:
Cash	$500,000
Contingent consideration	613,000

Total Purchase Consideration	1,113,000

Less:
Customer contracts and related customer relationships (1)	580,000
Restrictive covenant agreements (1)	70,000
Debt-free net working capital	—

Fair Value of Identified Net Assets	650,000

Remaining Unidentified Goodwill Value	$463,000
(1)	As part of the preliminary valuation analysis, the Company identified (i) customer contracts and related customer relationships and (ii) restrictive covenant agreements as intangible assets. The fair value of the identifiable intangible assets is determined using the “income approach”. The customer contracts and related customer relationships have an estimated useful life of five (5) years and the restrictive covenant agreements have an estimated useful life of three (3) years.

The components of debt free net working capital deficit are as follows:

Current Assets:
Prepaid expenses and other current assets	$109,083
Other receivables	526,070

Total Current Assets	635,153

Current Liabilities:
Deferred revenue	628,418
Accrued expenses and other current liabilities	6,735

Total Current Liabilities	635,153

Debt-Free Net Working Capital	$—

Goodwill was recorded based on the amount by which the purchase price exceeded the fair value of the net assets acquired and the amount is attributable to the reputation of the business acquired, the workforce in place and the synergies to be achieved from this acquisition. Goodwill is deductible for tax purposes.

The consolidated financial statements of the Company include the results of operations of MediaCrossing from November 30, 2021 to December 31, 2021 and do not include results of operations for the year ended December 31, 2020. The results of operations of MediaCrossing from November 30, 2021 to December 31, 2021 included revenues of $154,954 and a net loss of $18,447.

Kubient, Inc.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2021 and 2020

The following table presents the unaudited pro forma consolidated results of operations for the year ended December 31, 2021 as if the Transaction had occurred on January 1, 2020. The pro forma information provided below is compiled from the pre-acquisition financial information of MediaCrossing and includes certain pro forma adjustments for the amortization of intangible assets and transaction costs. The pro forma results are not necessarily indicative of (i) the results of operations that would have occurred had the operations of this acquisition actually been acquired at the beginning of fiscal year 2020 or (ii) future results of operations:

	For the Years Ended
	December 31,
	2021	2020
Net Revenues	$5,439,093	$7,527,651
Net Loss	$(12,510,391)	$(9,032,939)

NOTE 4 - INTANGIBLE ASSETS

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

Intangible assets consist of the following:

	December 31,
	2021	2020
Acquired data	$1,300,336	$1,300,336
Acquired software	183,072	100,000
Acquired customer lists	2,162,000	—
Restrictive covenant agreements	70,000	—
	3,715,408	1,400,336
Less: accumulated amortization	(768,798)	(328,486)
Intangible assets, net	$2,946,610	$1,071,850

Kubient, Inc.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2021 and 2020

Amortization of intangible assets consists of the following:

			Acquired	Restrictive
	Acquired	Acquired	Customer	Covenant	Accumulated
	Data	Software	Lists	Agreements	Amortization	Total
Balance as of January 1, 2020	$—	$100,000	$—	$—	$(16,667)	$83,333
Additions	1,300,336	—	—	—	—	1,300,336
Amortization expense	—	—	—	—	(311,819)	(311,819)
Balance as of December 31, 2020	1,300,336	100,000	—	—	(328,486)	1,071,850
Additions	—	83,072	2,162,000	70,000	—	2,315,072
Amortization expense	—	—	—	—	(440,312)	(440,312)
Balance as of December 31, 2021	$1,300,336	$183,072	$2,162,000	$70,000	$(768,798)	$2,946,610
Weighted average remaining amortization period at December 31, 2021 (in years)	3.0	1.0	5.5	4.9	4.4

			Acquired	Restrictive
	Acquired	Acquired	Customer	Covenant	Accumulated
	Data	Software	Lists	Agreements	Amortization
Balance as of January 1, 2020	$—	$16,667	$—	$—	$16,667
Amortization expense	261,819	50,000	—	—	311,819
Balance as of December 31, 2020	261,819	66,667	—	—	328,486
Amortization expense	252,081	48,538	138,528	1,165	440,312
Balance as of December 31, 2021	$513,900	$115,205	$138,528	$1,165	$768,798

The estimated future amortization expense is as follows:

For the Years Ending December 31,	Total
2022	$718,601
2023	706,206
2024	683,192
2025	270,194
2026 and beyond	568,417
$2,946,610

Kubient, Inc.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2021 and 2020

NOTE 5 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

	December 31,
	2021	2020
Accrued bonuses	$554,997	$541,834
Accrued payroll	13,750	—
Accrued payroll taxes	—	5,947
Financed director and officer insurance premiums	217,575	—
Accrued supplier expenses	1,042,971	50,972
Accrued legal and professional fees	20,323	80,653
Accrued commissions	36,109	2,768
Accrued media commissions	138,028	—
Credit card payable	328,075	901
Accrued programming expenses	1,750	16,750
Accrued issuable equity	1,258	293,724
Accrued interest	9,017	3,975
Accrued warrant exercise costs	83,519	—
Other	45,915	19,758
Total accrued expenses and other current liabilities	$2,493,287	$1,017,282

NOTE 6 — INCOME TAXES

The provision for income taxes consists of the following provisions/(benefits):

	For the Years Ended
	December 31,
	2021	2020
Deferred tax benefit:
Federal	$(2,183,635)	$(132,480)
State and local	(978,739)	(641,793)
	(3,162,374)	(774,273)
Change in valuation allowance	3,162,374	774,273
Provision for income taxes	$—	$—

The provision for income taxes differs from the statutory federal income tax rates as follows:

	For the Years Ended
	December 31,
	2021	2020
Tax expense at the federal statutory rate	21.0%	21.0%
State taxes, net of federal benefit	8.7%	3.5%
Permanent differences	(0.2)%	(10.3)%
True-up	1.2%	(4.4)%
Change in valuation allowance	(30.7)%	(9.8)%
Effective income tax rate	0.0%	0.0%

Kubient, Inc.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2021 and 2020

The components of deferred tax assets as of December 31, 2021 and 2020 relate to temporary differences and carryforwards as follows:

	December 31,
	2021	2020

Net operating loss carryforwards	$5,383,659	$2,702,003
Stock-based compensation expense	169,427	102,409
Deferred Revenue	7,972	—
Accrued Legal Settlement	290,948
Other reserve	59,682	55,699
Intangibles	211,651	68,733
Tax credits	90,952	90,952
Deferred tax assets	6,214,291	3,019,796

Fixed assets	(36,902)	(4,781)
Deferred tax liabilities	(36,902)	(4,781)

Valuation allowance	(6,177,389)	(3,015,015)
Deferred tax assets, net	$—	$—

As of December 31, 2021, the Company had approximately $18,263,000 of federal net operating loss (“NOL”) carryforwards that may be available to offset future taxable income. As of that date, approximately $533,000 of federal net operating losses will expire in 2037 and approximately $17,730,000 have no expiration. In addition, the Company has approximately $91,000 of federal research and development credit carryforwards that begin to expire in 2037. The Company also had approximately $29,016,000 of state and local NOLs that begin to expire in 2037. The utilization of NOL carryforwards and research and development credits to offset future taxable income may be subject to limitations under Section 382 of the Internal Revenue Code and similar state statutes as a result of ownership changes that could occur in the future. If necessary, the deferred tax assets will be reduced by any carryforward that expires prior to utilization as a result of such limitations, with a corresponding reduction of the valuation allowance.

The Company has assessed the likelihood that deferred tax assets will be realized in accordance with the provisions of ASC 740, Income Taxes (“ASC 740”). ASC 740 requires that such a review considers all available positive and negative evidence, including the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies. ASC 740 requires that a valuation allowance be established when it is “more likely than not” that all, or a portion of, deferred tax assets will not be realized. After the performance of such reviews as of December 31, 2021 and 2020, management believes that uncertainty exists with respect to future realization of its deferred tax assets and has, therefore, established a full valuation allowance as of those dates. Thus, the Company increased the valuation allowance by $3,162,374 and $774,273 during the years ended December 31, 2021 and 2020, respectively.

Management has evaluated and concluded that there were no material uncertain tax positions requiring recognition in the Company’s consolidated financial statements as of December 31, 2021 and 2020. The Company does not expect any significant changes in its unrecognized tax benefits within twelve months of the reporting date.

The Company is subject to income taxes in the United States and in various state taxing jurisdictions including New York, New York City and California. No tax audits were commenced or were in process during the years ended December 31, 2021 and 2020. No tax related interest or penalties were incurred during the years ended December 31, 2021 and 2020. The Company’s Federal, New York State and City, and State of California income tax returns filed since inception remain subject to examination.

Kubient, Inc.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2021 and 2020

NOTE 7 – NOTES PAYABLE

During the years ended December 31, 2021 and 2020, the Company recorded cash interest expense of $8,383 and $207,092, respectively, and non-cash amortization of debt discount and debt issuance costs of $0 and $915,994, respectively, which is included in interest expense on the consolidated statements of operations. As of December 31, 2021 and 2020, the Company had $9,017 and $4,599, respectively, of accrued interest related to notes payable.

During the years ended December 31, 2021 and 2020, the Company recorded cash interest expense – related parties of $0 and $46,171, respectively, and non-cash amortization of debt discount and debt issuance costs – related parties of $0 and $357,201, respectively.

During the years ended December 31, 2021 and 2020, the Company made aggregate principal repayments of notes payable of $177,347 and $95,000, respectively, and $0 and $150,000, respectively, of repayments of notes payable – related party.

Notes Payable

PPP Loan

On April 6, 2020, the Company received a loan in the amount of approximately $327,000 (the “PPP Loan”) from JPMorgan Chase Bank, N.A., as lender, pursuant to the Paycheck Protection Program (“PPP”) of the Coronavirus Aid, Relief and Economic Security Act, as amended (the “CARES Act”). The PPP Loan matures on April 16, 2022 and bears interest at a rate of 0.98% per annum. Commencing May 16, 2021, the Company is required to pay the lender equal monthly payments of principal and interest as required to fully amortize by April 16, 2022 the principal amount outstanding on the PPP Loan as of the date prescribed by guidance issued by the U.S. Small Business Administration (“SBA”). The PPP Loan is evidenced by a promissory note dated April 6, 2020, which contains customary events of default relating to, among other things, payment defaults and breaches of representations and warranties. The PPP Loan may be prepaid by the Company at any time prior to maturity with no prepayment penalties. As of December 31, 2021 and 2020, the amount outstanding under the PPP Loan was $149,843 and $327,290, respectively.

EIDL Loan

On June 23, 2020, the Company received a loan in the amount of approximately $79,000 (the “EIDL Loan”) from the SBA, as lender, under the SBA’s Economic Injury Disaster Loan (“EIDL”) assistance program. The EIDL Loan bears interest at 3.75% per annum. Monthly installment payments in the amount of $385 per month, including principal and interest, will begin June 20, 2021. The EIDL Loan matures on June 20, 2050, and is evidenced by a promissory note, loan authorization agreement, and security agreement, all dated June 20, 2020, and all of which contain customary events of default relating to, among other things, payment defaults and breaches of representations and warranties. The EIDL Loan is collateralized by the assets of the Company. Such EIDL Loan amount will reduce the Company’s PPP loan forgiveness amount described above. The EIDL Loan may be prepaid by the Company at any time prior to maturity with no prepayment penalties. As of December 31, 2021 and 2020, the amount outstanding under the EIDL Loan was $78,900.

Separately, during the year ended December 31, 2020, the Company also received a grant of $10,000 from the SBA under the EIDL assistance program. The grant was recognized as other income during the year ended December 31, 2020.

Kubient, Inc.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2021 and 2020

Notes Payable – Related Parties

During the year ended December 31, 2020, the Company received aggregate proceeds of $685,000 in connection with three-year notes payable issued to three of its executive officers. The notes bear interest ranging from 0.91% and 1.60% per annum, payable annually. The outstanding principal and accrued and unpaid interest became immediately due and payable upon the Company’s initial public offering. Effective July 13, 2020, the holders agreed to amend the terms of the notes to provide for automatic conversion of principal and interest thereunder into shares of common stock and warrants to purchase shares of common stock at the public offering price per unit. The Company determined that the amended terms were debt modifications. Upon closing of the initial public offering which resulted in net proceeds of approximately $10.6 million (“IPO”) on August 14, 2020, such notes payable, along with accrued interest of $6,048, automatically converted into an aggregate of 138,209 shares of common stock and five-year warrants to purchase 138,209 shares of common stock at an exercise price of $5.50 per share.

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

Convertible Notes Payable

Upon the closing of the initial public offering, the Senior Notes and Junior Notes automatically converted into common stock and warrants at a conversion price of $3.50. Based on the foregoing, the Senior Notes and Junior Notes converted into an aggregate of 1,322,881 shares of common stock and five-year warrants to purchase an aggregate of 1,322,881 shares of common stock at an exercise price of $5.50 per share (based on aggregate principal balance of $4,326,000 and aggregate accrued interest of $304,090 as of August 14, 2020). The Company recognized expense of approximately $2.4 million associated with the recognition of a beneficial conversion feature of $1,984,322 and interest expense in connection with the amortization of unamortized debt discount of $393,959.

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

Due to Related Party

The Company repaid $29,000 during the year ended December 31, 2020 related to a non-interest-bearing advance from a company controlled by an executive officer.

Kubient, Inc.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2021 and 2020

NOTE 8 — STOCKHOLDERS’ EQUITY

Authorized Capital

The authorized capital of Kubient consists of 95,000,000 shares of common stock, par value $0.00001 per share, and 5,000,000 shares of preferred stock, par value $0.00001 per share. The holders of the Company’s common stock are entitled to one vote per share.

Reverse Stock Split

A 1:9 reverse stock split of the Company’s common stock was affected on August 6, 2020 (the “Reverse Stock Split”). All share and per share information has been retroactively adjusted to give effect to the Reverse Stock Split for all periods presented, unless otherwise indicated.

Public Offerings

On August 14, 2020, the Company consummated its initial public offering of 2,500,000 units (the “Units”) at a price of $5.00 per Unit, which resulted in aggregate gross and net proceeds of approximately $12.5 million and $10.6 million, respectively. Each Unit consisted of one share of common stock, par value $0.00001 per share and one warrant to purchase one share of common stock (the “Warrants”). The Warrants are exercisable immediately upon issuance and at any time up to the date that is five years from the date of issuance and will have an exercise price of $5.50 per share.

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

See Note 6 – Notes Payable for additional details.

Kubient, Inc.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2021 and 2020

Equity Incentive Plans

The 2017 Equity Incentive Plan (the “2017 Plan”) was originally adopted by the Company’s board of directors and approved by its stockholders on September 12, 2017 and was subsequently amended and restated on June 5, 2019. The purposes of the 2017 Plan are to attract and retain the best available personnel for positions of substantial responsibility, to provide additional incentive to our service providers and to promote the success of the Company’s business. The Company has reserved 333,334 shares of common stock to issue awards under the 2017 Plan. as of December 31, 2021, 11,889 shares of common stock remained available for future issuance under the 2017 Plan.

The 2021 Equity Incentive Plan was originally adopted by the Company’s board of directors and approved by its stockholders on June 30, 2021 (the “2021 Plan”). The purposes of the 2021 Plan are to attract and retain the best available personnel for positions of substantial responsibility, to provide additional incentive to our service providers and to promote the success of the Company’s business. The Company has reserved 1,500,000 shares of common stock to issue awards under the 2021 Plan. As of December 31, 2021, 1,400,000 shares of common stock remained available for future issuance under the 2021 Plan.

Founder Employee Incentive Program

On July 2, 2020, the Company’s board of directors adopted the Founder Employee Incentive Program (the “Founder Program”) under the 2017 Plan. The purposes of the Founder Program are to offer near-term and long-term incentives to founder employees of the Company that are intended to keep such employees in the employ of the Company, and that are based on individual performance, the achievement of financial goals of the Company and the total return to the Company’s stockholders. Through December 31, 2021, no awards have been issued by the Company under the Founder Program.

Stock-Based Compensation

For the years ended December 31, 2021 and 2020, the Company recognized stock-based compensation expense related to stock options and common stock as follows:

	For the Years Ended
	December 31,
	2021	2020
Sales and marketing	$270,460	$54,723
Technology	31,631	13,891
General and administrative	421,951	399,602
Total	$724,042	$468,216

As of December 31, 2021, there was approximately $875,000 of unrecognized stock-based compensation expense related to awards that were determined to be probable to vest, which will be recognized over approximately 2.3 years.

Common Stock

During the year ended December 31, 2020, the Company issued an aggregate of 38,433 shares of immediately vested common stock under the 2017 Plan to three employees and two non-employee service providers. The shares had an issuance date fair value of an aggregate of $107,503, which was recognized immediately.

During the three months ended March 31, 2021, the Company issued an aggregate of 20,040 shares of common stock under the 2017 Plan to the four members of the Company’s Board of Directors. The shares had a grant date fair value of $60,120, which was recognized ratably from the grant date of November 5, 2020 through January 15, 2021, the date the shares were issued.

Kubient, Inc.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2021 and 2020

During the three months ended March 31, 2021, the Company issued an aggregate of 50,000 shares of immediately vested common stock (10,000 shares were issued under the Company’s 2017 Plan) to an employee and a consultant for services provided. The common stock had an aggregate issuance date fair value of $500,400 which was recognized immediately.

During the three months ended June 30, 2021, the Company issued an aggregate of 167,600 restricted shares of its common stock under the 2017 Plan to six employees. The restricted stock had an aggregate issuance date fair value of $963,701, of which, awards with an aggregate fair value of $957,313 vest over a period of one year and an award with an aggregate fair value of $6,388 vests immediately. The fair value of the awards is being recognized over the vesting term.

During the three months ended December 31, 2021, the Company issued 1,062 shares of immediately vested common stock to a former member of the Company’s Board of Directors that had an issuance date fair value of $3,282 that was recognized immediately.

See Note 4 – Intangible Assets for details regarding the issuance of common stock as partial consideration for the acquisition of intangible assets. See Note 7 – Notes Payable for additional details related to common stock issuances. See Note 9 – Commitments and Contingencies – Employment Agreements for details regarding the grant of a bonus that is payable in common stock of the Company.

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

During the year ended December 31, 2021, the holder of an option under the 2017 Plan to purchase 2,815 shares of the Company’s common stock at an exercise price of $2.97 per share exercised such option resulting in cash proceeds of $8,361 to the Company.

In applying the Black-Scholes option pricing model to stock options granted, the Company used the following approximate assumptions:

	For the Years Ended
	December 31,
	2021	2020
Expected term (years)	N/A	6.08
Expected volatility	N/A	55.8%-56.3%
Risk free interest rate	N/A	0.57%-1.65%
Expected dividends	N/A	0.00%

A summary of the Company’s stock option activity during the year ended December 31, 2021 is as follows:

			Weighted Average
	Number	Weighted Average	Remaining Term	Intrinsic
	of Options	Exercise Price	(Years)	Value
Outstanding at January 1,2021	118,412	$15.22
Granted	—	—
Forfeited	(21,150)	33.16
Exercised	(2,815)	2.97
Outstanding at December 31, 2021	94,447	$11.56	4.4	$6,339

Exercisable at December 31, 2021	66,240	$9.49	2.9	$3,276

Kubient, Inc.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2021 and 2020

The following table presents information related to stock options as of December 31, 2021:

Options Outstanding		Options Exercisable
		Weighted
	Outstanding	Average	Exercisable
	Number of	Remaining Life	Number of
Exercise Price	Options	In Years	Options
$2.81	20,000	8.9	5,416
$2.97	42,779	0.7	42,779
$4.95	5,556	0.9	4,255
$33.75	26,112	7.8	13,790
	94,447	2.9	66,240

Stock Warrants

See Note 6 – Notes Payable – Convertible Notes Payable and Note 7 – Stockholder’s Equity – Public Offerings for details regarding the issuance of warrants during the year ended December 31, 2020.

The Company used the following approximate assumptions in connection with its estimation of fair value of warrants:

	For the Years Ended
	December 31,
	2021	2020
Expected term (years)	N/A	3.86-4.75
Expected volatility	N/A	58.0%-61.2%
Risk free interest rate	N/A	0.24%-0.39%
Expected dividends	N/A	0.00%

A summary of the warrant activity during the year ended December 31, 2021 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Life	Intrinsic
	Warrants	Price	In Years	Value
Outstanding, January 1, 2021	6,167,745	$5.26
Issued	867,286	5.50
Exercised	(2,281,668)	5.04
Expired	—	—
Outstanding, December 31, 2021[1]	4,753,363	$5.42	3.5	$—

Exercisable, December 31, 2021	4,753,363	$5.35	3.5	$—

[1] Excludes five-year warrants to purchase 368,711 shares of common stock at an exercise price of $5.50 per share that are issuable upon exercise of certain warrants.

Kubient, Inc.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2021 and 2020

The following table presents information related to stock warrants as of December 31, 2021:

Warrants Outstanding		Warrants Exercisable
		Weighted
	Outstanding	Average	Exercisable
	Number of	Remaining Life	Number of
Exercise Price	Warrants	In Years	Warrants
$4.20	368,711	2.7	368,711
$4.95	177,223	1.3	177,223
$5.50	3,998,459	3.7	3,998,459
$6.25	32,500	3.6	32,500
$6.38	176,470	4.0	176,470
	4,753,363	3.5	4,753,363

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

See Note 11 – Subsequent Events for details of the settlement of previously outstanding litigation.

Obligations Arising from Employment Agreements

On April 9, 2021, the Company entered into an at-will employment agreement with its new Chief Product Officer, Mr. Leon Zemel, that provides for an annual base salary of $390,000, plus annual performance bonuses with a target achievement of up to 20% of Mr. Zemel’s base salary. Subject to the approval of the board or its compensation committee, the Company agreed to take appropriate action within ninety (90) days following April 9, 2021 to make an award of 100,000 shares of common stock to Mr. Zemel, which will vest at the rate of 1/4th of the total number of shares on the first anniversary of the Effective Date and 1/36th of the total number of remaining unvested shares each month thereafter. As of September 30, 2021, the award had not been granted. Upon termination of Mr. Zemel’s employment for any reason, Mr. Zemel is entitled to (i) any portion of his base salary earned through the date of his termination date, (ii) any expenses owed to him, (iii) subject to Company policy and the law, any accrued, but unused vacation pay owed to him, pursuant to Company policy, if any, to the extent not inconsistent with applicable laws, and (iv) any amount arising from Mr. Zemel’s participation in, or benefits under, the Company’s employee benefit plans. In the event Mr. Zemel is terminated without cause or that Mr. Zemel resigns for Good Reason (as defined in his employment agreement), Mr. Zemel is entitled to receive: to six month’s salary paid in one lump sum, six months continued healthcare coverage, any pro-rated bonus amounts outstanding at the time of termination, and immediate vesting of any equity awards that would have become vested and exercisable during the three months after his termination. Mr. Zemel’s employment agreement contains an accelerated vesting provision which provides that 25% of his share award under the agreement shall vest if he is terminated before the one-year anniversary date of the agreement for good cause, or if he chooses to terminate his

Kubient, Inc.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2021 and 2020

employment with the Company for Good Reason (as defined in the agreement), then 100% of his share award under the agreement shall vest immediately. All outstanding awards due to Mr. Zemel automatically vest upon a change in control of the Company.

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

On November 29, 2021, Mitchell Berg was appointed to serve as its Chief Technology Officer of the Company. Upon joining the Company as Chief Technology Officer, Mr. Berg will receive an annual base salary of $300,000, a restricted stock unit (“RSU”) award of 80,000 shares of common stock of the Company, and a performance stock unit (“PSU”) award of 50,000 shares of common stock of the Company. Mr. Berg will also be eligible to participate in the Company’s Short Term Incentive Plan (“STIP”) and his target bonus pursuant to the STIP will be $100,000. Provided, however that any payout pursuant to the STIP will be determined by the Company and its board of directors or compensation committee, in its discretion, after considering Mr. Berg’s individual performance and the overall performance of the Company’s business. Upon a termination for any reason, Mr. Berg is entitled to any unpaid but accrued portion of his base salary earned through the date of his termination, payment for any accrued but unused vacation pay, any expenses owed to him pursuant to his employment agreement, and any amounts owed under the Company’s benefit plans. In the event Mr. Berg experiences a Covered Termination (as defined in his employment agreement), Mr. Berg shall be entitled to six month’s salary paid in one lump sum, six months continued healthcare coverage, payment of any Annual Bonus (as defined in his employment agreement) earned but that has not been paid and a pro-rata portion of any Annual Bonus earned in the fiscal year in which the Covered Termination takes place, and immediate vesting of any equity awards that would have become vested and exercisable during the three months after his termination. All outstanding RSU awards due to Mr. Berg automatically vest upon a change in control of the Company. The RSU was determined to be granted for accounting purposes on November 29, 2021 under the 2021 Plan and had a grant date fair value $216,800 that will be recognized vesting term. Given that the PSU contains performance conditions that had not been determined as of December 31, 2021, the Company determined that the PSU had not been considered granted for accounting purposes as of December 31, 2021. The PSU was deemed to be granted on January 12, 2022 and both PSU and RSU awards were issued on February 15, 2022.

Kubient, Inc.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2021 and 2020

NOTE 10 — CONCENTRATIONS

Customer Concentrations

The following table sets forth information as to each customer that accounted for 10% or more of the Company’s net revenues for the following periods:

	For the Years Ended
	December 31,
Customer	2021	2020
Customer A	85.77%	51.40%
Customer B	N/A	26.43%
Customer C	N/A	18.24%
Customer D	11.56%	N/A
Customer H	N/A	N/A
Customer I	N/A	*
Total	97.33%	96.07%
*	Less than 10%.

From time to time, certain customers generate negative net revenues that resulted from Supplier Costs that exceeded the Gross Billing. As a result, the Company’s concentrations on net revenues may result in total percentages that exceed 100%.

The following table sets forth information as to each customer that accounted for 10% or more of the Company’s gross accounts receivable as of:

	December 31,
Customer	2021	2020
Customer A	N/A	89.02%
Customer B	22.08%	N/A
Customer E	52.18%	N/A
Total	74.26%	89.02%

A reduction in sales from or loss of these customers would have a material adverse effect on the Company’s results of operations and financial condition.

Kubient, Inc.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2021 and 2020

Supplier Concentrations

The following table sets forth information as to each supplier that accounted for 10% or more of the Company’s Supplier Costs for the following periods:

	For the Years Ended
	December 31,
Supplier	2021	2019
Supplier B	N/A	15.51%
Supplier C	N/A	N/A
Supplier D	N/A	16.32%
Supplier E	42.36%	N/A
Total	42.36%	31.83%
*	Less than 10%.

NOTE 11 – SUBSEQUENT EVENTS

The Company has evaluated events that have occurred after the balance sheet and through the date the financial statements were issued. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the financial statements, except as disclosed below.

Stock-Based Compensation

Subsequent to December 31, 2021, the Company granted 53,192 shares of immediately vested common stock to non-employee directors under the 2021 Plan with an aggregate grant date fair value of $100,000.

Subsequent to December 31, 2021, the Company issued an aggregate of 489,990 RSUs and a target number of 184,376 PSUs, all issued under the 2021 Plan. The RSUs vest ratably over four years and the PSUs are earned based upon based upon actual net revenue generated by the Company during 2022 as compared to the targeted revenue specified in each award. Depending on actual net revenues generated as compared to the targeted amounts, the grantees may earn between 0% and 150% of their target award. The awards had an aggregate issuance date fair value of approximately $1,500,000.

Subsequent to December 31, 2021, the Company’s chief financial officer surrendered to the Company 3,397 shares of common stock in order to satisfy a tax withholding obligation of approximately $18,000 in connection with a previous grant.

Kubient, Inc.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2021 and 2020

Settlement Agreement

On March 11, 2022, the Company, Aureus Holdings, LLC d/b/a Lo70s (“Lo70s”) and JPAR, LLC entered into a Settlement Agreement and Mutual Release (the “Lo70s Settlement Agreement”).  Pursuant to the Lo70s Settlement Agreement, the parties agreed to dismiss the litigation (Aureus Holdings, LLC d/b/a Lo70s v. Kubient, Inc., et al., Superior Court of Delaware, Case No. N20C-07-061) and resolve all claims among them, including potential or future claims arising from the letter of intent that the Company and Lo70s had entered into in March 2019, as well as a consulting agreement entered into between the Company and an employee of Lo70s in connection with such letter of intent. On March 14, 2022, the court in the matter entered an order approving the Lo70s Settlement Agreement, and the case was dismissed with prejudice. In the Lo70s Settlement Agreement, the Company expressly denies any and all liability and the dismissal of the case with prejudice was entered by the court without a final judgment of liability entered against the Company Under the terms of the Lo70s Settlement Agreement, the Company made a cash payment of $975,000 to Lo70s in full satisfaction of the matter, as well as the releases and covenants of Lo70s and JPAR, LLC set forth in the Lo70s Settlement Agreement, such that the Lo70s Settlement Agreement fully concludes this matter. During the year ended December 31, 2021, the Company recognized a loss on settlement of approximately $875,000 such that, as of December 31, 2021, it had accrued for the $975,000 cash payment.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Annual Report on Form 10-K. Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, and as a result of the material weakness described below, our CEO and CFO have concluded that as of December 31, 2021, our disclosure controls and procedures were not effective at the reasonable assurance level.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on its assessment, our management, including our CEO and CFO, has concluded that our internal control over financial reporting was not effective as of December 31, 2021 and that a material weakness in internal control over financial reporting existed as described as follows:

●	The Company had inadequate segregation of duties in its finance and accounting function because of its limited personnel.

A material weakness is a deficiency, or a combination of deficiencies, within the meaning of Public Company Accounting Oversight Board (“PCAOB”) Auditing Standard AS 2201, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.  These deficiencies listed above, combined with inadequate compensating controls, created a reasonable possibility that a material misstatement to the consolidated financial statements might not be prevented or detected on a timely basis.

Management expects to remediate these control deficiencies during 2022, including by expanding the number of personnel in its finance and accounting department.

Attestation Report of the Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s assessment was not subject to attestation by our independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s assessment in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

During 2021, management continued to implement improvements to the Company’s internal control system. Throughout the year, from executive management on down, a strong commitment was made to the importance of internal control and to create and maintain an infrastructure to support the Company’s compliance program. The Audit Committee was actively engaged and exercised continuous oversight throughout the process. Further, management and the Audit Committee fostered open and regular dialogue with the Company’s external auditors. Internal controls were strengthened and, when possible, automated and centralized. The Company’s process included:

●	The Company continued its engagement with outside advisory and consulting firms with expertise in evaluating and remediating material weaknesses in internal control over financial reporting, including controls related to our information technology environment.
●	All financially significant business processes and entity-level assessments were documented, evaluated and tested for their adequacy of design.
●	The Company’s information technology security and general controls were documented, evaluated and tested for their adequacy of design.
●	The Company successfully tested for operational effectiveness in its business processes and entity level internal controls and information technology general and security controls.

Except as described above, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth information about our directors and executive officers as of March 29, 2022.

Name	Age	Position(s)
Executive Officers

Paul Roberts	45	Chief Executive Officer, Chief Strategy Officer, President and Chairman
Joshua Weiss	38	Chief Financial Officer
Mitchell Berg	60	Chief Technology Officer
Leon Zemel	52	Chief Product Officer

Non-Employee Directors

Jonathan Bond(2)(4)	64	Director
Peter A. Bordes	58	Director
Grainne Coen(1)(3)(4)	49	Director
Elisabeth H. DeMarse(1)(2)(3)(4)	68	Director
Lawrence Harris(2)(4)	59	Director
Jeannie Mun(1)(3)(4)	45	Director
(1)	Member of the Audit Committee
(2)	Member of the Business Development and Marketing Committee
(3)	Member of the Compensation Committee
(4)	Member of the Nominating and Corporate Governance Committee

Executive Officers

Paul Roberts, has served as Chief Strategy Officer, President and Chairman since May 15, 2019, prior to which he acted as our Chief Executive Officer and Chairman since May 2017, overseeing the development and commercialization of our Company. Mr. Roberts served as our Interim Chief Executive Officer from October 31, 2020 until December 16, 2021, when the designation of “interim” was removed from Mr. Roberts’ title. From August 2012 to February 2018, Mr. Roberts was the Chief Executive Officer of CenterPoint Media LLC, an online marketing company that helped brands engage with their customers over lifestyle blogs. Mr. Roberts has over 15 years’ experience in digital media, with particular focus on the art of building companies from inception and shepherding those companies growth all the way to their initial public offering of securities. Accordingly, his background and experience also encompasses sales, marketing strategy, brand development and customer engagement, as such disciplines uniquely exist in the technology and advertising industries. From August 2012 to February 2018, Mr. Roberts was the Chief Executive Officer of CenterPoint Media LLC, an online marketing company that helped brands engage with their customers over lifestyle blogs. Mr. Roberts has also held positions at Logical SEO, Inc. d/b/a Logical Media Group from July 2011 to July 2012, TanzAct Media Inc. from November 2006 to November 2008, Yahoo! Inc. (NASDAQ:YHOO) from April 2005 to November 2006, Hotjobs.com, Ltd. (NASDAQ:HOTJ) from April 2005 to November 2006, and Attain Media, Inc. from October 2001 to February 2005. Mr. Roberts attended Long Island University.

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

Mitchell Berg has served as our Chief Technology Officer since November 29, 2021 and has close to 20 years’ experience as a senior information technology executive, including several stints as Chief Technology Officer at a number of leading digital marketplaces. Most recently, Mr. Berg worked as the Chief Technology Officer of Koddi Inc., an ad-tech marketplace, from March 2020 to October 2021. From June 2018 to March, 2020 he served as the Chief Technology Officer of Vroom Inc. (NASDAQ:VRM), an-online car buying marketplace. From August 2016 to March 2018, Mr. Berg served as the Senior Vice President of dailymotion, a publisher-side video advertising platform that is a subsidiary of the international media conglomerate Vivendi SE (Euronext:VIV). From July 2014 to August 2016, he was the Vice President of Display Advertising at IgnitionOne, Inc., a digital display advertising platform that was acquired by the multinational advertising company, Publicis Groupe (Euronext:PUB). From March 2014 to July 2014, he served as the Principal Architect at Cablevision Systems Corporation (NYSE:CVC), a cable television company which was acquired by Altice Europe N.V. (Euronext:ATC). From November 2012 to February 2014 he worked as the Vice President of Engineering at Kikin, Inc., an internet search engine. Mr. Berg has also held senior information technology positions at SEMplest LLC, BenefitPlan Manager Corp. and The Boeing Company (NYSE: BA). Mr. Berg holds a Bachelor of Science in Industrial Engineering and Computer Science from the University at Buffalo, a Master of Engineering in Systems Engineering from the University of Virginia, a Master of Business Administration in Technology Management from the University of Washington, and a Doctor of Philosophy in Industrial Engineering from the University of Pittsburgh.

Leon Zemel has served as our Chief Product Officer since April 12, 2021, and has worked in the area of data analytics, programmatic advertising, and digital strategy for over 20 years. From March 2020 to March 2021, he was the Senior Vice President of Programmatic and Platform Product at DoubleVerify, Inc. (NYSE:DV), a digital advertising marketplace. From July 2017 to March 2020, he was a General Manager of Intelligence Products at MediaMath, an advertising technology company focused on brands and agencies. From August 2016 to June 2018, Mr. Zemel was a member of the adjunct faculty of Columbia University, lecturing on Applied Analytics for the school’s Master of Science program. From June 2015 to June 2017, he was the Senior Vice President of Data and Audience at Sharecare, Inc. (NASDAQ:SHCR), a digital health company. From November 2004 to May 2015, Mr. Zemel served in various roles at x+1, which was acquired by Rocket Fuel, Inc. (NASDAQ:FUEL), a programmatic media-buying platform, eventually becoming the company’s Chief Analytics Officer in April of 2009. Mr. Zemel holds a Bachelor of Arts from Yeshiva University and a Master of Business Administration from Columbia University.

Non-Employee Directors

Jonathan Bond has been a member of our board of directors since June 30, 2021. Mr. Bond is one of the advertising and marketing industry’s most recognized leaders and an entrepreneur with over 35 years of experience. He previously was the Co-Founder and Chief Executive Officer of Kirshenbaum Bond Senecal & Partners, LLC, an integrated advertising and media agency. Prior to his tenure at Kirshenbaum Bond Senecal & Partners, LLC, Mr. Bond served as the Chief Executive Officer of Big Fuel Communications, LLC (now part of Publicis Groupe S.A. (OTCMKTS: PUBGY)), one of the world’s largest social media agencies. He helped establish iballs LLC, one of the first online media agencies, which was sold to Avenue A Inc. (and later acquired as Avenue A / Razorfish by Microsoft Corporation) in July 2006. He also co-founded The Media Kitchen and Varick Media Management LLC under the Kirshenbaum Bond Senecal & Partners, LLC umbrella. From August 2012 to December 2016, Mr. Bond was the founder of Maestro Management, LLC d/b/a Tomorro, an innovation consultancy. From January 2017 to June 2018, Mr. Bond was the Co-Chairman at The Shipyard, LLC, a full-service advertising agency focused on data science, which acquired Maestro Management, LLC d/b/a Tomorro. From June 2017 to July 2020, Mr. Bond was the Chairman and director of SITO Mobile, Ltd. (OTCMKTS:SITOQ), a digital brand insights platform. He has served as fractional Chief Marketing Officer of UCG, Inc. d/b/a Union Cannabis Group since August 2019. Additionally, since April 2013 he has served as a member of the board of advisors of Sonobi, Inc., an advertising technology developer. Since February 2021, he has been employed as the Chief Executive Officer and has served as a member of the board of directors of Signal Hill Acquisition Corp. (NASDAQ:SGHL), a special purpose acquisition company (“SPAC”), since February 2021 he has served as a member of the board of directors of Trajectory Alpha Acquisition Corp. (NYSE:TCOA), a SPAC, and since August 2020, as a member of the board of directors of PAWS, LLC d/b/a Halo Collar, a pet products company. Mr. Bond holds a Bachelor of Arts from Washington University (St. Louis).

Peter Anthony Bordes, Jr. has been a member of our board of directors since May 15, 2019 and served as the Company’s Chief Executive Officer from May 15, 2019 until October 31, 2020. From February 2021 to the present, Mr. Bordes has been employed as the Executive Chairman and Chief Executive Officer of Trajectory Alpha Acquisition Corp. (NYSE:TCOA.U), a SPAC, or blank check company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses or companies. Mr. Bordes also serves on the Board of Directors of Alfi, Inc. (NASDAQ: ALF) since March 2021 and is acting as Interim Chief Executive Officer since October 2021. Prior to joining the Company, from January 2011 to June 2019, Mr. Bordes acted as the Founder and Chief Executive Officer of OneQube, Inc., a digital Audience

Management Platform, which enables its customers to develop, manage and market to custom digital audiences. Mr. Bordes continues to serve as Chairman of the Board of OneQube, Inc. From June 2004 to August 2011, Mr. Bordes was a Co-Founder and Chief Executive Officer of MediaTrust, a real-time performance marketing advertising exchange for direct response marketing. From November 2018 to June 2019, Mr. Bordes acted as the Chairman and Co-Founder of MainBloq, a cloud-based modular Full Stack Execution Management platform for trading digital currencies and investing in digital assets. From January 2017 to June 2019, Mr. Bordes worked as the Co-Founder and Director of TruVest a sustainable affordable housing, real estate investment, development and technology company. Mr. Bordes’ current board service includes seats on the board of directors of Beasley Broadcast Group (NASDAQ: BBGI), Brooklyn School of Music, New England College, Fraud.net, Hoo.be, Ocearch and RevTrax. Mr. Bordes holds a Bachelor of Arts from New England College.

Grainne Coen has been a member of our board of directors since October 2, 2019. Ms. Coen has over 20 years’ experience in financial and investment management. She is responsible for managing the financial and administrative aspects of the Company including finance and accounting, acquisitions, divestitures, financing transactions, financial structuring, insurance, taxes and human resources. Since February 2021, Ms. Coen has been employed as the Chief Financial Officer, President, Treasurer and Secretary of Signal Hill Acquisition Corp. (NASDAQ:SGHL), a SPAC. In November 2021, Ms. Coen became Co-Chairperson of Genesis Unicorn Capital Corp. (NASDAQ:GENQ), a SPAC. In June 2021, Ms. Coen joined the board of Commonwealth Credit Partners BDC I, Inc., a business development company. In May 2018, she founded and has remained a partner of Elevation Investment Partners, LLC, a diversified investment group operating in multiple industries both as strategic consultants and early stage investors. From August 2001 to December 2015, she was a principal and portfolio manager at Columbia Partners, LLC Investment Management, where she co-managed over $1 billion in assets held in the fund’s U.S. Small Cap Equity Fund. From September 1998 to March 2001, she was a General Partner at Kensington Partners, LLC, and from May 1996 to August 1998, she was employed at G&O Partners, LP. Since January 2015, Ms. Coen has also served as Co-Founder and Chairperson of AREA4, LLC, an experiential marketing agency. From March 2019 to December 2020, Ms. Coen served as Chair of the board of directors of ERIE ARMADA, Inc., a non-profit focused on the development of underserved communities in conjunction with New York City’s Parks and Trails Department. Ms. Coen holds a Bachelor of Science from London Guildhall University.

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

Lawrence Harris has been a member of our board of directors since June 30, 2021. As the Founder and Chief Executive Officer of Alpha Precision Media, an adtech company that leverages Amazon’s data and technology to build brand value and turbocharge sales that was founded in August 2020, Mr. Harris is seeking to cement his place as a global leader in the advertising technology industry. From September 2019 to the present, Mr. Harris has also acted as the Managing Partner of Glarris Consulting LLC, which provides strategic advisory services to companies, organizations and startups. From October 2016 to December 2019, Mr. Harris served as the Chief Executive Officer of Sightly, a performance video advertising firm. Prior to that time, from July 2007 to June 2010, Mr. Harris was the co-founder and Chief Executive Officer of Ansible Mobile, an Interpublic Group mobile marketing company. From March 2015 to June 2016, he was the Chief Strategy Officer at Kiosked, a publisher of digital advertising, and from February 2012 to November 2014, he was the Chief Marketing Officer of PubMatic, Inc. (NASDAQ:PUBM), an advertising technology company. He has also served as an advisor to a number of companies in the advertising technology industry, including SafeGuard Privacy, Qntfy, Reset Digital, and Thunder11. Mr. Harris holds a Bachelor of Arts from Harvard University.

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

Involvement in Certain Legal Proceedings

To our knowledge, none of our current directors or executive officers has, during the past ten years:

●	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
●	had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;
●	been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;
●	been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;
●	been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or
●	been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

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

In this section, we describe the roles and responsibilities of our board of directors and its committees and describe our corporate governance policies, procedures and related-documents. The charters of the audit, nominating and corporate governance, and compensation committees of our board of directors, our Corporate Governance Guidelines and Code of Business Conduct and Ethics can be accessed electronically under the “Governance” link on the Investor Relations page of our website at https://www.Kubient.com. We will also provide a copy of the audit and compensation committee charters, our Corporate Governance Guidelines and our Code of Business Conduct and Ethics without charge upon written request sent to our Investor Relations department at Attn: Investor Relations, Kubient, Inc., c/o Joshua Weiss, 500 7th Avenue, 8th Floor, New York, New York 10018. The inclusion of our website address in this section does not include or incorporate by reference the information on our website into this report.

Board Composition and Leadership Structure

Paul Roberts serves as our Chief Executive Officer, Chief Strategy Officer, President and Chairman. Although the roles of Chief Executive Officer, Chief Strategy Officer, President and Chairman of our board of directors are currently performed by the same person, we do not have a policy regarding the separation of these roles, as our board of directors believes that it is in the best interests of the Company and our stockholders to make that determination from time to time based upon the position and direction of the Company and the membership of our board of directors.

Our board of directors has determined that our leadership structure is appropriate for the Company and our stockholders as it helps to ensure that the board of directors and management act with a common purpose and provides a single, clear chain of command to execute our strategic initiatives and business plans. In addition, our board of directors believes that a combined role of Chief Strategy Officer, President and Chairman is better positioned to act as a bridge between management and our board of directors, facilitating the regular flow of information. Our board of directors also believes that it is advantageous to have a Chairman with an extensive history with and knowledge of our technology and industry (as is the case with our Chief Executive Officer, Chief Strategy Officer and President, Paul Roberts).

Director Independence

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

Audit Committee

The members of our audit committee are Grainne Coen, Elisabeth H. DeMarse, and Jeannie Mun. Ms. Coen chairs the audit committee. After reviewing the qualifications of the current members of the audit committee, and any relationships they may have with us that might affect their independence, the board of directors has determined that all current audit committee members are “independent” as that concept is defined in Section 10A of the Exchange Act, all current audit committee members are “independent” as that concept is defined in the applicable rules of The Nasdaq Stock Market, LLC, all current audit committee members are financially literate, and both Ms. Coen and Ms. Mun qualify as an “audit committee financial expert” under the applicable rules promulgated pursuant to the Exchange Act.

The audit committee’s main function is to oversee our accounting and certain financial reporting processes, internal systems of control, independent registered public accounting firm relationships and the audits of our financial statements. The committee’s responsibilities include, among other things:

●	appointing, approving the compensation of and assessing the independence of our registered public accounting firm;
●	overseeing the work of our independent registered public accounting firm, including through the receipt and consideration of reports from such firm;
●	reviewing and discussing with management and the independent registered public accounting firm our annual and quarterly financial statements and related disclosures;
●	monitoring our internal control over financial reporting, disclosure controls and procedures and code of business conduct and ethics;
●	overseeing our internal audit function;
●	overseeing our risk assessment and risk management policies;

●	establishing policies regarding hiring employees from the independent registered public accounting firm and procedures for the receipt and retention of accounting related complaints and concerns;
●	meeting independently with our internal auditing staff, independent registered public accounting firm and management;
●	reviewing and approving or ratifying any related person transactions; and
●	preparing the audit committee report required by SEC rules.

All audit and non-audit services, other than de minimis non-audit services, to be provided to us by our independent registered public accounting firm must be approved in advance by our audit committee.

Business Development and Marketing Committee

The members of our business development and marketing committee are Jonathan Bond, Elisabeth DeMarse, and Lawrence Harris. Ms. DeMarse chairs the business development and marketing committee. This committee’s responsibilities include, among other things:

●	identifying and creating plans to fulfill relevant short and long-term goals from the Kubient strategic plan;
●	maintaining the integrity and increasing the awareness of the Kubient brand;
●	recommending an annual marketing budget;
●	developing and implementing a comprehensive marketing and communications strategy;
●	working with the executive team on short and long-term marketing needs;
●	setting priorities for marketing efforts;
●	assisting with the continued development of the website and ensuring relevant and current content;
●	determining and engaging audience through various media channels; and
●	identifying collaborative opportunities with businesses and organizations on new and existing events.

Compensation Committee

The members of our compensation committee are Grainne Coen,Elisabeth DeMarse, and Jeannie Mun. Ms. Mun chairs the compensation committee. Each member of our compensation committee is a non-employee director, as defined in Rule 16b-3 promulgated under the Exchange Act and an outside director, as defined pursuant to Section 162(m) of the Internal Revenue Code of 1986, as amended. The primary purpose of our compensation committee is to discharge the responsibilities of our board of directors in overseeing our compensation policies, plans and programs and to review and determine the compensation to be paid to our executive officers, directors and other senior management, as appropriate. Specific responsibilities of our compensation committee include, among other things:

●	reviewing and recommending corporate goals and objectives relevant to the compensation of our chief executive officer and other executive officers;
●	making recommendations to our board of directors with respect to, the compensation level of our executive officers;
●	reviewing and recommending to our board of directors employment agreements and significant arrangements or transactions with executive officers;

●	reviewing and recommending to our board of directors with respect to director compensation; and
●	overseeing and administering our equity-based incentive plan or plans.

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

Nominating and Corporate Governance Committee

The members of our nominating and corporate governance committee are Jonathan Bond, Grainne Coen, Elisabeth DeMarse, Lawrence Harris, and Jeannie Mun. Ms. DeMarse chairs the nominating and corporate governance committee. This committee’s responsibilities include, among other things:

●	identifying and evaluating candidates, including the nomination of incumbent directors for reelection and nominees recommended by stockholders, to serve on our board of directors;
●	considering and making recommendations to our board of directors regarding the composition and chairmanship of the committees of our board of directors;
●	developing and recommending to our board of director’s corporate governance principles, codes of conduct and compliance mechanisms; and
●	overseeing periodic evaluations of the board of directors’ performance, including committees of the board of directors.

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

Chief Executive Officer

Kubient, Inc.

500 7th Avenue

8th Floor

New York, New York 10018

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

Board Diversity

Our nominating and corporate governance committee is responsible for reviewing with board of directors, on an annual basis, the appropriate characteristics, skills and experience required for the board of directors as a whole and its individual members. In evaluating the suitability of individual candidates (both new candidates and current members), the nominating and corporate governance committee, in recommending candidates for election, and the board of directors, in approving (and, in the case of vacancies, appointing) such candidates, will take into account many factors, including the following:

●	personal and professional integrity, ethics and values;
●	experience in corporate management, such as serving as an officer or former officer of a publicly-held company;
●	development or commercialization experience in large consumer products companies;
●	experience as a board member or executive officer of another publicly-held company;
●	strong finance experience;
●	diversity of expertise and experience in substantive matters pertaining to our business relative to other board members;
●	diversity of background and perspective, including with respect to age, gender, race, place of residence and specialized experience;
●	conflicts of interest; and

●	practical and mature business judgment.

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

No person shall be eligible to serve as a director of the Company unless nominated in accordance with the procedures set forth in our bylaws and any nominee proposed by a stockholder not nominated in accordance with our bylaws shall not be considered or acted upon for execution at such meeting. Stockholders’ notice for any proposals requested to be included in our proxy statement pursuant to Rule 14a-8 under the Exchange Act (including director nominations), must be made in accordance with that rule.

There were no material changes to the procedures by which stockholders may recommend nominees to the Company’s board of directors during the year ended December 31, 2021.

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

Based solely upon a review of Forms 3, Forms 4, and Forms 5 furnished to us pursuant to Rule 16a-3 under the Exchange Act, we believe that all such forms required to be filed pursuant to Section 16(a) of the Exchange Act during the year ended December 31, 2021 were timely filed, as necessary, by the officers, directors, and security holders required to file such forms, except for the following:

●	Messrs. Bond and Harris did not timely file their respective Forms 3 following their election to our Board of Directors.
●	Mr. Leon Zemel did not timely file a Form 3 following his classification as an officer subject to Section 16(a) of the Exchange Act.
●	Mr. Jonathan Bond did not timely file a Form 4 with respect to one transaction.
●	Ms. Grainne Coen did not timely file a Form 4 with respect to one transaction.
●	Ms. Elisabeth DeMarse did not timely file a Form 4 with respect to one transaction.
●	Mr. Chris Francia did not timely file a Form 4 with respect to one transaction.
●	Ms. Jeannie Mun did not timely file a Form 4 with respect to one transaction.
●	Mr. Christopher Smith did not timely file a Form 4 with respect to one transaction.
●	Mr. Leon Zemel did not timely file a Form 4 with respect to one transaction.

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

Summary Compensation Table

The following table provides information regarding the compensation awarded to or earned during 2021 and 2020, as applicable, by our named executive officers.

							Option and	All other
Name and Principal Position	Year	Salary	Bonus		Stock awards (1)		warrant awards (1)	compensation (2)		Total
Paul Roberts	2021	$325,000	$159,250		$628,970	(3)	$—	$19,554		$1,132,744
Chief Executive Officer (4)	2020	$171,458	$590,000	(5)	$35,569	(6)	$—	$33		$797,060
Joshua Weiss	2021	$302,500	$120,000		$143,750	(7)	$—	$26,965		$593,215
Chief Financial Officer (8)	2020	$263,282	$82,500		$79,584	(9)	$—	$22,775		$448,141
Pavel Medvedev	2021	$289,167	$35,000		$68,368	(10)	$—	$53,730	(11)	$446,264
Chief Technology Officer (11)	2020	$219,583	$90,000		$—		$—	$36		$309,619
(1)	The amounts reported in these columns represent the grant date fair value of the stock, option and warrant awards granted during the years ended December 31, 2021 and 2020, calculated in accordance with FASB ASC Topic 718. These amounts do not represent cash compensation paid to the named individual. These non-cash amounts represent the aggregate grant date fair value of the restricted stock awards as computed in accordance with the SEC’s Staff Accounting Bulletin 107. For a discussion of the assumptions made in the valuation of the awards, see the discussion under Note 2 and Note 8 to the consolidated financial statements included in this Annual Report on Form 10-K.

(2)	Includes health benefits paid for by the Company in the form of health insurance.

(3)	On June 29, 2021, Mr. Roberts was issued 109,386 shares of the Company’s common stock for services rendered.

(4)	Mr. Roberts served as our Interim Chief Executive Officer from October 31, 2020 to December 16, 2021, when the designation of “interim” was removed from Mr. Roberts’ title.

(5)	Consists of (i) a $250,000 cash bonus related to Mr. Robert’s efforts in connection with the Company’s IPO, (ii) a $250,000 cash bonus in related to Mr. Robert’s efforts in connection with the Company’s follow-on offering, and (iii) a $90,000 contractual annual performance bonus.

(6)	On November 20, 2020, Mr. Roberts was issued 12,658 shares of the Company’s common stock for services rendered.

(7)	On June 29, 2021, Mr. Weiss was issued 25,000 shares of the Company’s common stock for services rendered.

(8)	Mr. Weiss began his employment with the Company on December 23, 2019.

(9)	Consists of (i) 10,000 shares of the Company’s common stock earned by Mr. Weiss during the year ended December 31, 2020 for services in connection with the Company’s public offering which closed on December 28, 2020 (3,397 of which were ultimately withheld by the Company to satisfy Mr. Weiss’ tax obligations in connection with such award), (ii) 2,222 shares of the Company’s common stock earned by Mr. Weiss on March 22, 2020 pursuant to the terms of his employment agreement, and (iii) 6,329 shares of the Company’s common stock issued to Mr. Weiss on November 20, 2020 for services rendered.

(10)	On June 29, 2021, Mr. Medvedev was issued 11,890 shares of the Company’s common stock for services rendered, which Mr. Medvedev forfeited on December 31, 2021 in connection with his resignation from employment with the Company.

(11)	Mr. Medvedev served as the Company’s Chief Technology Officer from April 16, 2018 to December 31, 2021, when he resigned from employment with the Company. In connection with his resignation from the Company, he was paid cash severance of $51,666.67.

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

Independent Advice on Pay-Setting Process

In 2021, the compensation committee retained an outside compensation consultant, Mercer LLC (“Mercer”), to benchmark pay levels for the executive leadership team and outside directors, including base salary and short- and long-term incentives. Mercer also assisted with the design of the short- and long-term incentive programs to ensure such programs support the Company’s business strategy and are consistent with market practice. To benchmark pay, Mercer considered data from three sources to reflect the Company’s intersecting talent markets:

●	Option Impact Database: This database is made up of private technology companies based in the United States that have completed at least a Post Series B funding round.
●	Mercer Comptryx Database: This database is made up of both private and public technology companies based in the United States with revenues less than $500 million.
●	Public Company Peer Group: Mercer reviewed the public filings and financial statements of 17 publicly traded companies with revenues approximately 0.5x-2.5x that of the Company, and with which the Company competes for talent and that are in industries similar to the Company, including advertising, application/systems software, interactive media and services, and internet and direct marketing retail.

Mercer also referenced peer practices in assisting with the design of the short- and long-term incentive plans, including metrics and weightings, and payout leverage and performance periods, and equity vehicle prevalence for the long-term plan. Mercer considered the public company peer group practices as well as the practices of larger companies in recommending incentive plan design decisions.

Employment Agreements; Potential Payments Upon Termination or Change-in-Control

We have entered into employment agreements with Mitchell Berg, Paul Roberts, Joshua Weiss, and Leon Zemel.

The terms of Mr. Berg’s employment agreement, which was entered into on November 18, 2021 with an Effective Date of November 29, 2021, state he will receive an annual base salary of $300,000, a restricted stock unit (“RSU”) award of 80,000 shares of common stock of the Company, and a performance stock unit (“PSU”) award of 50,000 shares of common stock of the Company. Mr. Berg will also be eligible to participate in the Company’s Short Term Incentive Plan (“STIP”) and his target bonus pursuant to the STIP will be $100,000. Provided, however that any payout pursuant to the STIP will be determined by the Company and its board of directors or compensation committee, in its discretion, after considering Mr. Berg’s individual performance and the overall performance of the Company’s business. Upon a termination for any reason, Mr. Berg is entitled to any unpaid but accrued portion of his base salary earned through the date of his termination, payment for any accrued but unused vacation pay, any expenses owed to him pursuant to his employment agreement, and any amounts owed under the Company’s benefit plans. In the event Mr. Berg experiences a Covered Termination (as defined in his employment agreement), Mr. Berg shall be entitled to six month’s salary paid in one lump sum, six months continued healthcare coverage, payment of any Annual Bonus (as defined in his employment agreement) earned but that has not been paid and a pro-rata portion of any Annual Bonus earned in the fiscal year in which the Covered Termination takes place, and immediate vesting of any equity awards that would have become vested and exercisable during the three months after his termination. All outstanding RSU awards due to Mr. Berg automatically vest upon a change in control of the Company.

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

The terms of Mr. Zemel’s employment agreement, which was entered into on April 12, 2021, provide for an annual base salary of $390,000. Mr. Zemel is entitled to an annual bonus of up to 20% of his base salary based upon the achievement of certain performance goals to be established by the board of directors or its compensation committee. Subject to the approval of the board of directors or its compensation committee, the Company will take appropriate action within 90 days following April 12, 2021 to make an award of 100,000 shares of the Company’s common stock to Mr. Zemel. The award will vest at the rate ¼1/4th of the total number of shares on April 12, 2022 and 1/36th of the total number of remaining unvested shares each month thereafter. Vesting will depend and be contingent upon Mr. Zemel’s continued employment with the Company through the completion of any vesting date, and any unvested shares will be forfeited upon Mr. Zemel’s termination of employment from the Company for whatever reason. Upon a termination for any reason, Mr. Zemel is entitled to any unpaid but accrued portion of his base salary earned through the date of his termination, payment for any accrued but unused vacation pay, any expenses owed to him pursuant to his employment agreement, and any amounts owed under the Company’s benefit plans. In the event Mr. Zemel is terminated without cause or that Mr. Zemel resigns for Good Reason (as defined in his employment agreement), Mr. Zemel shall be entitled to six month’s salary paid in one lump sum, six months continued healthcare coverage plus one additional month of salary for each full year of his service to the Company, and immediate vesting of any equity awards that would have become vested and exercisable during the three months after his termination. Upon a change in control, all outstanding awards due to Mr. Zemel automatically vest upon a change in control of the Company.

Base Salary

In consultation with Mercer, the compensation committee establishes salary guidelines by comparing the responsibilities of the individual’s position in relation to similar positions at our peer group companies. Base salaries for named executive officers are determined in the same manner as those for other salaried employees.

Under their respective compensatory contracts, the base salaries of our named executive officers as of December 31, 2021 were as follows:

Named Executive Officer	Title	Base Salary(1)
Paul Roberts	Chief Executive Officer, Chief Strategy Officer, President, and Chairman	$ 350,000
Joshua Weiss	Chief Financial Officer	$ 330,000
Pavel Medvedev	Chief Technology Officer	$ 310,000 (2)
(1)Each named executive officer’s salary is subject to adjustment at the discretion of the compensation committee, subject to certain limitations.
(2)Represents the base salary of Mr. Medvedev on the date of his resignation from employment with the Company on December 31, 2021.

Bonuses

In setting target bonus levels and designing the 2021 bonus plan, after consultation with Mercer, the compensation committee referenced bonuses paid by the Company in previous years, as well as plan designs at 17 of our peer group companies.

Under the terms of his employment agreement, Mr. Roberts is eligible to receive an annual bonus of up to 30% of his base salary based upon the achievement of certain performance goals established by the board of directors or a committee of the board of directors.  On February 1, 2022, Mr. Roberts was paid a bonus of $159,250.

Under the terms of his employment agreement, Mr. Weiss is eligible to receive an annual bonus of up to 30% of his base salary based upon the achievement of certain performance goals established by the board of directors or a committee of the board of directors.  On February 15, 2022, Mr. Weiss was paid a bonus of $120,000.

Under the terms of his employment agreement, Mr. Medvedev was eligible to receive an annual bonus of eight percent of all net revenue generated by introductions made by Mr. Medvedev to us. On December 15, 2021, Mr. Medvedev was paid a bonus of $35,000.

Restricted Stock Awards

On June 29, 2021, Mr. Roberts was awarded 109,386 shares of the Company’s common stock for services rendered.  The Company’s board of directors determined that such shares had a fair market value of $5.75 per share at the time of transfer, based on the closing price of the Company’s common stock as of June 28, 2021, and shall vest after a period of one year, as described in the award agreement entered into between the Company and Mr. Roberts in connection with such award, and shall be subject to such further terms and conditions included in such award agreement, and the 2017 Plan.

On January 12, 2022, the Company awarded Mr. Roberts with 93,360 performance stock units (“PSUs”) and 233,974 restricted stock units (“RSUs”) in recognition of Mr. Robert’s commitment to the Company and his exceptional performance in the role of Chief Executive Officer of the Company during 2021. The PSUs awarded to Mr. Roberts vest over a period of three years, and the RSUs awarded to Mr. Roberts vest over a period of four years.

On March 22, 2020, Mr. Weiss was issued 2,222 shares of the Company’s common stock pursuant to the terms of his employment agreement of the Company.

On November 20, 2020, Mr. Weiss was issued 6,329 shares of the Company’s common stock for services rendered.

On March 2, 2021, Mr. Weiss was issued 10,000 shares of the Company’s common stock for services rendered in connection with the Company’s public offering that closed on December 28, 2020.  On February 25, 2022, Mr. Weiss surrendered to the Company 3,397 shares of the Company’s common stock in order to satisfy a tax withholding obligation of roughly $18,000 in connection with the March 2, 2021 issuance discussed in the preceding sentence.

On June 29, 2021, Mr. Weiss was awarded 25,000 shares of the Company’s common stock for services rendered.  The Company’s board of directors determined that such shares had a fair market value of $5.75 per share at the time of transfer, based on the closing price of the Company’s common stock as of June 28, 2021, and shall vest after a period of one year, as described in the award agreement entered into between the Company and Mr. Weiss in connection with such award, and shall be subject to such further terms and conditions included in such award agreement, and the 2017 Plan.

On January 12, 2022, the Company awarded Mr. Weiss with 20,000 performance stock units (“PSUs”) and 80,000 restricted stock units (“RSUs”) in recognition of Mr. Weiss’ commitment to the Company and his exceptional performance in the role of Chief Financial Officer of the Company during 2021.  The PSUs awarded to Mr. Weiss vest over a period of three years, and the RSUs awarded to Mr. Weiss vest over a period of four years.

On June 29, 2021, Mr. Medvedev was awarded 11,890 shares of the Company’s common stock for services rendered.  The Company’s board of directors determined that such shares had a fair market value of $5.75 per share at the time of transfer, based on the closing price of the Company’s common stock as of June 28, 2021, and shall vest after a period of one year, as described in the award agreement entered into between the Company and Mr. Medvedev in connection with such award, and shall be subject to such further terms and conditions included in such award agreement, and the 2017 Plan.  Mr. Medvedev forfeited all 11,890 shares on December 31, 2021 in connection with his resignation from employment with the Company.

All Other Compensation

Each named executive officer was entitled to participate in any benefit plan from time to time in effect for our executives and/or employees generally, subject to the eligibility provisions of that plan.

Section 162(m) of the Code

Section 162(m) of the Code generally limits the corporate tax deduction for compensation in excess of $1 million that is paid to “covered employees”. Section 162(m) of the Code was amended by the Tax Cuts and Jobs Act of 2018 so that the exceptions for payment of “performance-based compensation” or commissions have been eliminated. However, none of our named executive officers received annual compensation in excess of $1 million as of December 31, 2021.

Resignation, Retirement, or Termination Agreements

On November 30, 2021, the Company entered into a separation agreement and general release with Mr. Medvedev in connection with his resignation from employment with the Company.  Under the terms of the separation agreement, the Company paid Mr. Medvedev a total sum of $51,666.67 in severance pay, less applicable taxes and withholding and other legal deductions, on December 15, 2021.  Mr. Medvedev’s receipt of the aforementioned payments was conditioned upon the fulfillment of his obligations under the separation agreement, as well as Mr. Medvedev’s compliance with the other standard covenants set forth in such agreement.

Outstanding Equity Awards at 2021 Fiscal Year End

The following table provides information with respect to holdings of unvested options and stock awards held by our named executive officers, at December 31, 2021.

Option Awards
	Number of	Number of
	securities	securities
	underlying	underlying
	unexercised	unexercised
	option	option	Option	Option
	exercisable	unexercisable	exercise price	expiration
Name	(#)	(#)	($)	date
Paul Roberts	33,334	—	$2.97	15/09/2022
Joshua Weiss	8,328	8,339	$33.75	23/12/2029

Warrant Awards
	Number of	Number of
	securities	securities
	underlying	underlying
	unexercised	unexercised
	warrant	warrant	Warrant	Warrant
	exercisable	unexercisable	exercise price	expiration
Name	(#)	(#)	($)	date
Paul Roberts	55,541		$5.50	14/08/2025
Pavel Medvedev	27,778		$4.95	16/04/2023

Option and Warrant Exercises

None of our named executive officers exercised stock options or warrants in 2021.

Securities Authorized for Issuance Under Equity Compensation Plans

The table below provides information on our equity compensation plans as of December 31, 2021:

Number of securities
remaining available for
	Number of securities		future issuance under
	to be issued upon	Weighted-average	equity compensation
	exercise of outstanding	exercise price of	plans (excluding
	options, warrants and	outstanding options,	securities reflected in
	rights	warrants and rights	column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)(2)	94,447	$11.56	1,411,889
Equity compensation plans not approved by security holders	—	—	—
Total	94,447	$11.56	1,411,889
(1)	As of December 31, 2021, there were options to purchase 94,447 shares of our common stock with a weighted average exercise price of $11.56 per share that were outstanding under the 2017 Plan. As of December 31, 2021, a total of 236,073 shares of common stock were issued under the 2017 Plan. Accordingly, as of December 31, 2021, 11,889 shares of common stock remained available for future issuance under the 2017 Plan.

(2)	As of December 31, 2021, a total of 100,000 shares of common stock were issued under the 2021 Plan. Accordingly, as of December 31, 2021, 1,400,000 shares of common stock remained available for future issuance under the 2021 Plan.

Benefit Plans

Kubient, Inc. 2017 Equity Incentive Plan

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

Kubient, Inc. 2021 Equity Incentive Plan

The 2021 Plan was originally adopted by our board of directors and approved by our stockholders on June 30, 2021. The purposes of the 2021 Plan are to attract and retain the best available personnel for positions of substantial responsibility, to provide additional incentive to our service providers and to promote the success of the Company's business. We have reserved 1,500,000 shares of our common stock to issue awards under our 2021 Plan.

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

Except for the Founder Program, we currently have no long-term incentive plans. As of March 25, 2022, no awards have been made under the Founder Program.

401(k) Plan

We offer a 401(k) plan pursuant to Section 401(k) of the Code. All full-time United States employees are eligible to participate in the plan. The plan permits pretax contributions by participants not to exceed annual amounts allowable under the Code. Participants are fully vested in their contributions.

Hedging Policy

The Company’s Insider Trading Policy prohibits trading in call or put options involving the Company’s securities and other derivative securities; engaging in short sales of the Company’s securities (i.e., the sale of a security that the seller does not own); engaging in hedging or monetization transactions with respect to the Company’s securities, such as prepaid variable forwards, equity swaps, collars and exchange funds; and holding the Company’s securities in a margin account.

Director Compensation

On March 4, 2021, the board of directors of the Company approved a $50,000 cash retainer to Ms. Coen as the audit committee chair for her service during 2021.

On November 8, 2021, the compensation committee and the board of directors of the Company adopted the Kubient, Inc. Non-Employee Director Compensation Policy (the “2022 Non-Employee Director Policy”), which covers all compensation to be paid by the Company to non-employee directors beginning with fiscal year 2022, including, without limitation, amounts paid or awards granted under the 2021 Plan.

Under the 2022 Non-Employee Director Policy, on the close of business on the date of each annual shareholders meeting of the Company, each Non-Employee Director then in office shall receive an award of restricted stock that has an aggregate fair value on the date of such annual meeting of $55,000 (as determined based on the average trading price of the shares of common stock for the ten consecutive trading days immediately preceding the date of grant and with the number of shares of common stock of the Company underlying such award subject to adjustment as provided in the Plan). In addition, each Non-Employee Director shall receive an annual cash retainer of $50,000 for their service on the board of directors.  Furthermore, the chairpersons of certain board committees shall receive an additional annual cash retainer as follows:

●	Audit Committee: $50,000
●	Compensation Committee: $10,500
●	Nominating and Corporate Governance Committee: $8,000

On March 9, 2022, the compensation committee and the board of directors of the Company approved annual compensation for the services of its non-employee directors during 2021 in the form of an award of restricted common stock of the Company with a fair market value of $25,000 per non-employee director, which such shares vest immediately upon issuance.

The table below shows the equity and other compensation granted to our non-employee directors during fiscal 2021:

	Fees Earned		Stock	Option	All Other
	or Paid		Awards (3)	Awards (3)	Compensation	Total
Jonathan Bond	$21,000	(1)	$—	$—	$—	$21,000
Grainne Coen	$92,000	(1)(2)	$—	$—	$—	$92,000
Elisabeth DeMarse	$42,000	(1)	$—	$—	$—	$42,000
Lawrence Harris	$21,000	(1)	$—	$—	$—	$21,000
Jeannie Mun	$42,000	(1)	$—	$—	$—	$42,000
(1)	The amounts reported represent $10,500 cash retainer for each quarter of service.
(2)	Includes $50,000 cash retainer related to service during 2021 as audit committee chair.
(3)	The amounts reported in these columns represent the grant date fair value of the stock awards granted during the year ended December 31, 2021, calculated in accordance with FASB ASC Topic 718.

Compensation Committee Interlocks and Insider Participation

Not applicable to smaller reporting companies.

Compensation Committee Report

Not applicable to smaller reporting companies.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the beneficial ownership of our common stock as of March 25, 2022 by:

●	each stockholder known by us to beneficially own more than 5% of our outstanding common stock;
●	each of our directors;
●	each of our named executive officers; and
●	all of our directors and executive officers as a group.

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

The percentage of beneficial ownership is based on 14,303,743 shares of our common stock outstanding as of March 25, 2022.

	Number of
Name of Beneficial Owner	Shares	Percentage
Executive Officers and Directors
Paul Roberts(1)	2,212,606	15.37%
Joshua Weiss(2)	27,120	*
Leon Zemel (3)	7,053	*
Mitchell Berg(4)	—	*
Peter Anthony Bordes, Jr. (5)	767,160	5.18%
Grainne Coen	44,308	*
Jeannie Mun	18,308	*
Elisabeth DeMarse	18,308	*
Jonathan Bond	13,899	*
Lawrence Harris	6,649	*
All directors and executive officers as a group(6)	3,115,411	20.89%
5% Shareholders
Mithaq Capital SPC
c/o Synergy, Anas IBN Malik Road
Al Malq, Riyadh T0 13521	1,737,917	12.15%
*	Less than 1%

(1)	Includes (i) 666,667 shares of common stock held by the Paul Roberts 2019 Annuity Trust, of which Mr. Roberts is a partial beneficiary, (ii) 33,334 shares of common stock underlying stock options that are exercisable or will become exercisable within 60 days, and (iii) 55,541 shares of common stock underlying stock warrants that are exercisable or will become exercisable within 60 days. Does not include 436,720 shares of common stock underlying unvested restricted stock awards.
(2)	Includes 10,066 shares of common stock underlying stock options that are exercisable or will become exercisable within 60 days. Does not include 6,601 shares of common stock underlying unvested stock options or 181,016 shares of common stock underlying unvested restricted stock awards.
(3)	Does not include 156,016 shares of common stock underlying unvested restricted stock awards.
(4)	Does not include 130,000 shares of common stock underlying unvested restricted stock awards.
(5)	Includes (i) 62,470 shares of common stock held by Trajectory Capital, LLC, over which Mr. Bordes has voting and dispositive power, and (ii) 513,638 shares of common stock underlying stock warrants that are exercisable or will become exercisable within 60 days.
(6)	Includes 612,579 shares of common stock underlying options or warrants that are exercisable or will become exercisable within 60 days.

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

A related person transaction reviewed under the policy will be considered approved or ratified if it is authorized by the committee after full disclosure of the related person’s interest in the transaction. As appropriate for the circumstances, the committee will review and consider:

●	the related person’s interest in the related person transaction;
●	the approximate dollar value of the amount involved in the related person transaction;
●	the approximate dollar value of the amount of the related person’s interest in the transaction without regard to the amount of any profit or loss;
●	whether the transaction was undertaken in the ordinary course of our business;
●	whether the terms of the transaction are no less favorable to us than terms that could have been reached with an unrelated third party; and
●	the purpose of, and the potential benefits to us of, the transaction.

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

In addition to the transactions that are excluded by the instructions to the SEC’s related person transaction disclosure rule, our board of directors has determined that the following transactions do not create a material direct or indirect interest on behalf of related persons and, therefore, are not related person transactions for purposes of this policy:

●	interests arising solely from the related person’s position as an executive officer of another entity (whether or not the person is also a director of such entity) that is a participant in the transaction, where (i) the related person and all other related persons own in the aggregate less than a 10% equity interest in such entity, (ii) the related person and his or her immediate family members are not involved in the negotiation of the terms of the transaction and do not receive any special benefits as a result of the transaction, and (iii) the amount involved in the transaction is less than the greater of $200,000 or 5% of the annual gross revenues of the company receiving payment under the transaction; and
●	a transaction that is specifically contemplated by provisions of our certificate of incorporation, as amended and restated, or bylaws.

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

Related Party Transactions

There were no related party transactions during the year ended December 31, 2021.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to the Company by Marcum LLP for professional accounting services rendered for the fiscal years ended December 31, 2021 and 2020:

	Fiscal Year 2021	Fiscal Year 2020
Audit fees (1)	$276,695	$266,032
Audit related fees	—	—
Tax fees (2)	—	—
All other fees (3)	—	—
	$276,695	$266,032
1)	Audit fees consist of fees billed for services rendered for the audit of our financial statements and review of our financial statements included in our Quarterly Reports on Form 10–Q.
2)	Tax fees consist of fees billed for professional services related to the preparation of our U.S. federal and state income tax returns.
3)	All other fees consist of fees billed for professional services related to non-recurring fees related to the Registration Statement on Form S-1 and amendments thereto filed with the SEC in those years.

PART IV

ITEM 15. EXHIBITS

(a)	Exhibits.

Exhibit Number	Exhibit Descriptions	Incorporated by References	Filed	Number

3.1	Amended and Restated Certificate of Incorporation of Kubient, Inc.	S-1A	8/6/2020	3.1

3.2	Certificate of Correction to the Amended and Restated Certificate of Incorporation of Kubient, Inc.	S-1A	8/7/2020	3.2

3.3	Amended and Restated Bylaws of Kubient, Inc.	S-1A	7/30/2020	3.3

4.1	Description of Securities	10-K	3/30/2021	4.1

10.1	Amended and Restated Kubient, Inc. Incentive Stock Plan dated October 2, 2019+	DRS	11/26/2019	10.1

10.2	License Agreement with OneQube, Inc. dated June 1, 2018	DRS	11/26/2019	10.2

10.3	Sublease Termination Agreement with OneQube, Inc. dated June 18, 2020	S-1	7/2/2020	10.3

10.4	Employment Agreement with Paul Roberts dated May 26, 2017+	DRS	11/26/2019	10. 7

10.5	Employment Agreement with Joshua Weiss dated December 23, 2019+	S-1	7/2/2020	10.9

10.6	Amendment to Employment Agreement with Paul Roberts dated October 2, 2019+	DRS	11/26/2019	10.8

10.7	Separation and Consulting Agreement with Peter A. Bordes, Jr. dated October 31, 2020+	8-K	11/6/2020	10.1

10.8	Separation Agreement and General Release with Christopher Andrews dated January 28, 2020*+	10-K	03/30/2021	10.13

10.9	Employment Agreement with Leon Zemel, dated April 9 2021+	10-Q	08/19/2021	10.2

10.10	Employment Agreement with Mitchell Berg dated November 24, 2021+	8-K	11/29/2021	10.1

10.11	Form of Warrant Agency Agreement including Form of Unit Warrant	S-1A	7/30/2020	10.15

10.12	Kubient, Inc. 2021 Equity Incentive Plan	8-K	07/02/2021	10.1

10.13	Asset Purchase Agreement, dated November 30, 2021, by and between MediaCrossing Inc. and the Company	8-K	12/23/2021	10.1

21.1	Subsidiary of the Registrant	DRS	11/26/2019	21.1

23.1	Consent of Marcum LLP

31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*Filed herewith.

**Furnished herewith.

+Denotes a management compensatory plan, contract or arrangement

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on the 30th day of March, 2022.

KUBIENT, INC.

By:	/s/ Paul Roberts
Name:	Paul Roberts
Title:	Chief Executive Officer, Chief Strategy Officer, President and Chairman
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Paul Roberts	Chief Executive Officer, Chief Strategy Officer, President and Chairman	March 30, 2022
Paul Roberts	(principal executive officer)

/s/ Joshua Weiss	Chief Financial Officer	March 30, 2022
Joshua Weiss	(principal financial and accounting officer)

/s/ Jonathan Bond	Director	March 30, 2022
Jonathan Bond

/s/ Peter A. Bordes, Jr.	Director	March 30, 2022
Peter A. Bordes, Jr.

/s/ Grainne Coen	Director	March 30, 2022
Grainne Coen

/s/ Elisabeth DeMarse	Director	March 30, 2022
Elisabeth DeMarse

/s/ Lawrence Harris	Director	March 30, 2022
Lawrence Harris

/s/ Jeannie Mun	Director	March 30, 2022
Jeannie Mun