Form 10-Q
period 2022-03-31
Kubient, Inc.
filed 2022-05-16
CIK 1729750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-39441

KUBIENT, INC.

(Exact name of registrant as specified in its charter)

Delaware	82-1808844
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500 7th Avenue, 8th Floor

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

As of May 12, 2022, the registrant had 14,303,743 shares of common stock outstanding.

KUBIENT, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2022

Kubient, Inc.

Condensed Consolidated Balance Sheets

Item 1. Financial Statements

	March 31,	December 31,
	2022	2021
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$20,709,044	$24,907,963
Accounts receivable, net	2,352,463	2,291,533
Other receivables	—	526,070
Prepaid expenses and other current assets	411,904	495,178
Total Current Assets	23,473,411	28,220,744
Intangible assets, net	2,789,625	2,946,610
Goodwill	463,000	463,000
Property and equipment, net	47,040	44,756
Deferred offering costs	10,000	10,000
Total Assets	$26,783,076	$31,685,110

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable - suppliers	$2,474,570	$1,844,544
Accounts payable - trade	1,050,395	659,362
Accrued expenses and other current liabilities	851,800	2,493,287
Deferred revenue	26,719	395,914
Notes payable	42,066	151,336
Total Current Liabilities	4,445,550	5,544,443
Contingent consideration	23,378	613,000
Notes payable, non-current portion	77,407	77,407
Total Liabilities	4,546,335	6,234,850

Commitments and contingencies (Note 5)
Stockholders' Equity:
Preferred stock, $0.00001 par value; 5,000,000 shares authorized; No shares issued and outstanding as of March 31, 2022 and December 31, 2021	—	—
Common stock, $0.00001 par value; 95,000,000 shares authorized; 14,303,743 and 14,253,948 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	143	143
Additional paid-in capital	52,444,880	52,030,907
Accumulated deficit	(30,208,282)	(26,580,790)
Total Stockholders' Equity	22,236,741	25,450,260
Total Liabilities and Stockholders' Equity	$26,783,076	$31,685,110

The accompanying notes are an integral part of these condensed consolidated financial statements.

Kubient, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended
	March 31,
	2022	2021

Net Revenues	$1,245,304	$707,757

Costs and Expenses:
Sales and marketing	1,333,010	756,950
Technology	1,155,699	519,755
General and administrative	2,182,549	1,255,572
Loss accrual on customer contract	789,605	—
Total Costs and Expenses	5,460,863	2,532,277
Loss From Operations	(4,215,559)	(1,824,520)

Other (Expense) Income:
Interest expense	(3,872)	(1,634)
Interest income	2,291	29,309
Change in fair value of contingent consideration	589,622	—
Other income	26	233
Total Other Income	588,067	27,908
Net Loss	$(3,627,492)	$(1,796,612)
Net Loss Per Share - Basic and Diluted	$(0.25)	$(0.14)
Weighted Average Common Shares Outstanding - Basic and Diluted	14,256,159	12,617,171

The accompanying notes are an integral part of these condensed consolidated financial statements.

Kubient, Inc.

Condensed Consolidated Statements of Changes in Stockholders' Equity

(unaudited)

	For the Three Months Ended March 31, 2022
			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance - January 1, 2022	14,253,948	$143	$52,030,907	$(26,580,790)	$25,450,260
Surrender and cancellation of common stock	(3,397)	—	(18,683)	—	(18,683)
Stock-based compensation:
Common Stock	53,192	—	430,361	—	430,361
Options	—	—	2,295	—	2,295
Net loss	—	—	—	(3,627,492)	(3,627,492)
Balance - March 31, 2022	14,303,743	$143	$52,444,880	$(30,208,282)	$22,236,741

	For the Three Months Ended March 31, 2021
			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance - January 1, 2021	11,756,109	$118	$40,770,504	$(16,289,077)	$24,481,545
Shares issued upon exercise of warrants, net of issuance costs [1]	2,047,361	20	9,274,891	—	9,274,911
Stock-based compensation:
Common Stock	70,040	1	513,102	—	513,103
Options	—	—	2,576	—	2,576
Net loss	—	—	—	(1,796,612)	(1,796,612)
Balance - March 31, 2021	13,873,510	$139	$50,561,073	$(18,085,689)	$32,475,523
[1]	Includes gross proceeds of $9,708,038, less issuance costs of $433,127.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Kubient, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the Three Months Ended
	March 31,
	2022	2021

Cash Flows From Operating Activities:
Net loss	$(3,627,492)	$(1,796,612)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	162,221	77,379
Change in fair value of contingent consideration	(589,622)	—
Stock-based compensation:
Common stock	429,811	2,576
Options	2,295	238,638
Changes in operating assets and liabilities:
Accounts receivable	(60,930)	913,623
Other receivable	507,387	—
Prepaid expenses and other current assets	83,274	(107,093)
Accounts payable - suppliers	630,026	(2,523)
Accounts payable - trade	391,034	(378,411)
Accrued expenses and other current liabilities	(1,532,150)	(454,018)
Accrued interest	—	1,584
Deferred revenue	(369,195)	—
Net Cash Used In Operating Activities	(3,973,341)	(1,504,857)

Cash Flows From Investing Activities:
Purchase of intangible assets	—	(64,072)
Purchase of property and equipment	(7,520)	(1,882)
Net Cash Used In Investing Activities	(7,520)	(65,954)

Cash Flows From Financing Activities:
Proceeds from exercise of warrants [1]	—	9,326,163
Repayment of PPP loan	(109,270)	—
Repayment of financed director and officer insurance premiums	(108,788)	—
Net Cash (Used In) Provided By Financing Activities	(218,058)	9,326,163
Net (Decrease) Increase In Cash and Cash Equivalents	(4,198,919)	7,755,352
Cash and Cash Equivalents - Beginning of the Period	24,907,963	24,782,128
Cash and Cash Equivalents - End of the Period	$20,709,044	$32,537,480
[1]	Includes gross proceeds of $9,708,038, less issuance costs of $381,875.

Kubient, Inc.

Condensed Consolidated Statements of Cash Flows (Continued)

(unaudited)

	For the Three Months Ended
	March 31,
	2022	2021

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$—	$—
Income taxes	$—	$—

Non-cash investing and financing activities:
Surrender and cancellation of common stock	$(18,683)	$—
Shares of common stock issued in satisfaction of accrued issuable equity	$—	$500,400
Accrual of issuance costs	$—	$51,252

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

Kubient, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair statement of the unaudited condensed consolidated financial statements of the Company as of March 31, 2022 and for the three months ended March 31, 2022 and 2021. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the operating results for the full year ending December 31, 2022 or any other period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related disclosures as of December 31, 2021 and 2020 and for the years then ended which are included the Annual Report filed on Form 10-K on March 31, 2022.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

There have been no material changes to the significant accounting policies included in the audited consolidated financial statements as of December 31, 2021 and 2020 and for the years then ended, which were included the Annual Report filed on Form 10-K on March 31, 2022, except as disclosed in this note.

Revenue Recognition

The Company maintains a contract with each customer and supplier, which specifies the terms of the relationship. The Company provides a service to its customers (the buy-side ad networks who work for advertisers) by connecting advertisers and publishers. For this service, the Company earns a percentage of the amount that is paid by the advertiser, who wants to run a digital advertising campaign, which, in some cases, is reduced by the amount paid to the publisher, who wants to sell its ad space to the advertiser.

The transaction price is determined based on the consideration to which the Company expects to be entitled, including the impact of any implicit price concessions over the course of the contract. The Company’s performance obligation is to facilitate the publication of advertisements. The performance obligation is satisfied at the point in time that the ad is placed. Subsequent to a bid being won, the associated fees are generally not subject to refund or adjustment. Historically, any refunds and adjustments have not been material. The revenue recognized is the amount the Company is responsible to collect from the customer related to the placement of an ad (the “Gross Billing”), less the amount the Company remits to the supplier for the ad space (the “Supplier Cost”), if any. The determination of whether the Company is the principal or agent, and hence whether to report revenue on a gross basis equal to the Gross Billing or on a net basis for the difference between the Gross Billing and Supplier Cost, requires judgment. The Company acts as an agent in arranging via its platform for the specified good (the ad space) to be purchased by the advertiser, as it does not control the goods or services being transferred to the end customer, it does not take responsibility for the quality or acceptability of the ad space, it does not bear inventory risk, nor does it have discretion in establishing price of the ad space. As a result, the Company recognizes revenue on a net basis for the difference between the Gross Billing and the Supplier Cost.

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

Kubient, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

From time to time, the Company records loss accruals for estimated costs that exceed estimated revenue related to its contracts with customers. During the three months ended March 31, 2022, the Company recognized an estimated loss accrual on a customer contract of $789,605 related to media costs incurred associated with a contract with a customer, which was included in costs and expenses on the condensed consolidated statement of operations.

As of March 31, 2022 and December 31, 2021, the Company did not have any contract assets from contracts with customers. During the three months ended March 31, 2022, the Company recognized $395,914 of revenue that was deferred as of December 31, 2021.  As of March 31, 2022 and December 31, 2021, the Company had $0 and $395,914, respectively, of contract liabilities where performance obligations have not yet been satisfied. The Company expects to satisfy its remaining performance obligations and recognize the revenue within the next twelve months. During the three months ended March 31, 2022 and 2021, there was no revenue recognized from performance obligations satisfied (or partially satisfied) in previous periods.

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

	For the Three Months Ended
	March 31,
	2022	2021
Warrants [1]	5,122,074	5,234,721
Restricted stock units	855,989	—
Restricted stock awards	307,791	—
Stock options	94,447	117,261
	6,380,301	5,351,982

[1]   The 2022 period includes shares underlying warrants that are exercisable into an aggregate of (i) 368,711 shares of common stock and (ii) five-year warrants to purchase 368,711 shares of common stock at an exercise price of $5.50 per share.The 2021 period includes shares underlying warrants that are exercisable into an aggregate of (i) 462,997 shares of common stock and (ii) five-year warrants to purchase 462,997 shares of common stock at an exercise price of $5.50 per share.

Kubient, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 3 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

	March 31,	December 31,
	2022	2021
Accrued bonuses	$—	$554,997
Accrued payroll	13,750	13,750
Financed director and officer insurance premiums	108,788	217,575
Accrued supplier expenses	96,744	67,971
Accrued legal settlement	—	975,000
Accrued legal and professional fees	155,530	20,323
Accrued commissions	3,681	36,109
Accrued media commissions	47,925	138,028
Credit card payable	276,724	328,075
Accrued programming expenses	—	1,750
Accrued issuable equity	708	1,258
Accrued interest	7,725	9,017
Accrued warrant exercise costs	83,519	83,519
Other	24,571	45,915
Total accrued expenses and other current liabilities	$819,665	$2,493,287

NOTE 4 – STOCKHOLDERS’ EQUITY

Stock-Based Compensation

For the three months ended March 31, 2022 and 2021, the Company recognized stock-based compensation expense related to stock options, restricted stock awards and restricted stock units as follows:

	For the Three Months Ended
	March 31,
	2022	2021
Sales and marketing	$35,581	$220,508
Technology	78,875	2,863
General and administrative	317,650	17,843
Total	$432,106	$241,214

As of March 31, 2022, there was approximately $1,983,000 of unrecognized stock-based compensation expense related to awards that were determined to be probable to vest, which will be recognized over approximately 3.4 years.

During the three months ended March 31, 2022, the Company granted 53,192 shares of immediately vested restricted stock awards (“RSAs”) to non-employee directors under the Kubient, Inc. 2021 Equity Incentive Plan (the “2021 Plan”) with an aggregate grant date fair value of $100,000 that was recognized immediately.

During the three months ended March 31, 2022, the Company issued 100,000 RSAs, 489,990 restricted stock units (“RSUs”) and a target number of 234,376 performance stock units (“PSUs”), all issued under the 2021 Plan. The RSAs and RSUs generally vest over four years and the PSUs are earned based upon based upon actual net revenue generated by the Company during 2022 as compared to the targeted revenue specified in each award. Depending on actual net revenues generated as compared to the targeted amounts, the grantees may earn between 0% and 150% of their target award. The awards had an aggregate issuance date fair value of approximately $1,900,000.

Kubient, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Common Stock

During the three months ended March 31, 2022, the Company’s chief financial officer surrendered to the Company 3,397 shares of common stock, which were subsequently cancelled by the Company, in order to satisfy a tax withholding obligation of approximately $18,000 in connection with a previous grant.

NOTE 5 – FAIR VALUE MEASUREMENT

On November 30, 2021, Kubient entered into and consummated an Asset Purchase Agreement (the “Purchase Agreement”) between the Company and MediaCrossing Inc., a Delaware corporation (“MediaCrossing”), pursuant to which the Company acquired certain assets and liabilities that were critical to continue to operate the business of MediaCrossing for (i) $500,000 in cash and (ii) if the acquired business achieves certain milestones in 2022, up to 822,369 shares of the Company’s common stock, par value $0.00001 per share (the “Earnout Shares”) (the “Transaction”). The Earnout Shares had a fair value of $2.55 as of the acquisition date. The Earnout Shares were measured using a Monte Carlo simulation. Key assumptions used in the fair value assessment consisted of revenue projections (which were used to estimate the number of Earnout Shares issuable), discount rate and standard deviation. The fair value measurement of the contingent consideration is based on significant inputs not observed in the market and thus represents a Level 3 measurement. Level 3 instruments are valued based on unobservable inputs that are supported by little or no market activity and reflect Kubient’s own assumptions in measuring fair value.

On March 31, 2022, the Company recomputed the fair value of its Earnout Shares as $26,719 using the Monte Carlo simulation. The Company recorded a gain on the change in fair value of the contingent consideration of $589,622 during the three months ended March 31, 2022.

The following table sets forth a summary of the changes in the fair value of Level 3 liabilities that are measured at fair value on a recurring basis:

Contingent Consideration
Beginning balance as of January 1, 2022	$613,000
Change in fair value of contingent consideration	(589,622)
Ending balance as of March 31, 2022	$23,378

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

Settlement Agreement

On March 11, 2022, the Company, Aureus Holdings, LLC d/b/a Lo70s (“Lo70s”) and JPAR, LLC entered into a Settlement Agreement and Mutual Release (the “Lo70s Settlement Agreement”).  Pursuant to the Lo70s Settlement Agreement, the parties agreed to dismiss the litigation (Aureus Holdings, LLC d/b/a Lo70s v. Kubient, Inc., et al., Superior Court of Delaware, Case No. N20C-07-061) and resolve all claims among them, including potential or future claims arising from the letter of intent that the Company and Lo70s had entered into in March 2019, as well as a consulting agreement entered into between the Company and an employee of Lo70s in connection with such letter of intent. Under the terms of the Lo70s Settlement Agreement, the Company made a cash payment in the three months ended March 31, 2022 of $975,000 to Lo70s in consideration of the dismissal of the ligation among the parties, as well as the releases and covenants of Lo70s and JPAR, LLC set forth in the Lo70s Settlement Agreement. During the year ended December 31, 2021, the Company recognized a loss on settlement of approximately $875,000 such that, as of December 31, 2021, it had accrued for the $975,000 cash payment.

Kubient, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 7 – CONCENTRATIONS

Customer Concentrations

The following table sets forth information as to each customer that accounted for 10% or more of the Company’s net revenues for the following periods:

	For the Three Months Ended
	March 31,
Customer	2022	2021
Customer A	42.02%	102.40%
Customer B	43.25%	N/A
Total	85.27%	102.40%

* Less than 10%.

From time to time, certain customers generate negative net revenues that resulted from Supplier Costs that exceeded the Gross Billing. As a result, the Company’s concentrations on net revenues may result in total percentages that exceed 100%.

The following table sets forth information as to each customer that accounted for 10% or more of the Company’s gross accounts receivable as of:

	March 31,	December 31,
Customer	2022	2021
Customer A	15.98%	22.08%
Customer B	23.13%	*
Customer E	19.04%	*
Customer F	27.99%	52.18%
Total	86.13%	74.26%

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

Kubient, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Supplier Concentrations

The following table sets forth information as to each supplier that accounted for 10% or more of the Company’s Supplier Costs for the following periods:

	For the Three Months Ended
	March 31,
Supplier	2022	2021
Supplier A	18.77%	*
Supplier B	*	18.10%
Supplier C	23.84%	N/A
Supplier D	17.56%	N/A
Supplier E	N/A	16.2%
Supplier F	*	15.0%
Supplier G	14.40%	N/A
Total	74.56%	49.30%

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

Investors should read this Quarterly Report on Form 10-Q and the documents that we reference in this report and have filed with the SEC, including our Annual Report on Form 10-K, filed with the SEC on March 31, 2022, with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements. Unless the context requires otherwise, references to the “Company,” “Kubient,” “we,” “us” and “our” refer to Kubient, Inc., a Delaware corporation and its wholly-owned subsidiary, Fidelity Media, LLC, a Delaware limited liability company. For explanations of certain terms used in this prospectus, please read “Glossary” beginning on page A-1.

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

Results of Operations

Three Months Ended March 31, 2022 Compared With Three Months Ended March 31, 2021

The following table presents the results of operations for the three months ended March 31, 2022 and 2021:

	For the Three Months Ended
	March 31,
	2022	2021

Net Revenues	$1,245,304	$707,757

Costs and Expenses:
Sales and marketing	1,333,010	756,950
Technology	1,155,699	519,755
General and administrative	2,182,549	1,255,572
Loss accrual on customer contract	789,605	—
Total Costs and Expenses	5,460,863	2,532,277
Loss From Operations	(4,215,559)	(1,824,520)

Other (Expense) Income:
Interest expense	(3,872)	(1,634)
Interest income	2,291	29,309
Change in fair value of contingent consideration	589,622	—
Other income	26	233
Total Other Income	588,067	27,908
Net Loss	$(3,627,492)	$(1,796,612)

Net Revenues

For the three months ended March 31, 2022, net revenues increased by $537,547, or 76%, to $1,245,304 from $707,757 for the three months ended March 31, 2021. The increase in net revenues is primarily attributable to net revenues generated related to customer contracts acquired in connection with our acquisition of MediaCrossing in November 2021.

See Loss Accrual on Customer Contract for a discussion of an estimated loss accrual recorded during the three months ended March 31, 2022 associated with a contract with a customer.

Sales and Marketing

For the three months ended March 31, 2022, sales and marketing expenses increased by $576,060, or 76%, to $1,333,010 from $756,950 for the three months ended March 31, 2021. The increase is primarily due to an increase in headcount costs of approximately $800,000, partially offset by a decrease in non-cash stock-based compensation of approximately $185,000 as well as a reduction in selling expense of approximately $40,000.

Technology

For the three months ended March 31, 2022, technology expenses increased by $635,944, or 122%, to $1,155,669 from $519,755 for the three months ended March 31, 2021. The increase is primarily due to an increase in headcount costs of approximately $274,000, hosting fees of approximately $175,000, non-cash stock-based compensation of approximately $76,000, amortization of approximately $81,000 and software expenses of approximately $33,000.

General and Administrative

For the three months ended March 31, 2022, general and administrative expenses increased by $926,977, or 74%, to $2,182,549 from $1,255,572 for the three months ended March 31, 2021. The increase is primarily due to increases of legal fees of approximately $515,000, non-cash stock-based compensation of approximately $300,000, other professional fees of approximately $82,000, rent expenses of approximately $47,000, director fees of approximately $33,000, partially offset by a reduction in state taxes of approximately $74,000.

Loss Accrual on Customer Contract

During the three months ended March 31, 2022, we recognized an estimated loss accrual on a customer contract of $789,605 related to media costs incurred associated with a contract with a customer. We will continue to monitor this loss accrual going forward. Subsequent to March 31, 2022, we recovered approximately $139,000 associated with this loss.

Other Income

For the three months ended March 31, 2022, other income increased by $560,159, or 2,007%, to $588,067 from $27,908 for the three months ended March 31, 2021. The increase is primarily due to a gain recognized related to a decrease in the fair value of the earnout shares issuable to MediaCrossing.

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

For the three months ended March 31, 2022 and 2021, EBITDA and Adjusted EBITDA consisted of the following:

	For the Three Months Ended
	March 31,
	2022	2021
Net Loss	$(3,627,492)	$(1,796,612)
Interest expense	3,872	1,634
Interest income	(2,291)	(29,309)
Depreciation and amortization	162,221	77,379
EBITDA	(3,463,690)	(1,746,908)

Adjustments:
Stock-based compensation expense	432,656	241,214
Change in fair value of contingent consideration	(589,622)	—
Adjusted EBITDA	$(3,620,656)	$(1,505,694)

Adjusted Loss Per Share	$(0.25)	$(0.12)
Weighted Average Common Shares Outstanding -
Basic and Diluted	14,256,159	12,617,171

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

Liquidity and Capital Resources

We measure our liquidity in a number of ways, including the following:

	March 31,	December 31,
	2022	2021
	(unaudited)
Cash and cash equivalents	$20,709,044	$24,907,963
Working capital	$19,027,861	$22,676,301

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

Cash Flows

Three Months Ended March 31, 2022 Compared With Three Months Ended March 31, 2021

Our sources and uses of cash were as follows:

Cash Flows From Operating Activities

We experienced negative cash flows from operating activities for the three months ended March 31, 2022 and 2021 in the amounts of $3,973,341 and $1,504,857, respectively. The net cash used in operating activities for the three months ended March 31, 2022 was primarily a result of cash used to fund a net loss of $3,627,492, adjusted for net non-cash expenses of $4,705, and $350,554 of net cash used in changes in the levels of operating assets and liabilities. The net cash used in operating activities for the three months ended March 31, 2021 was primarily a result of cash used to fund a net loss of $1,796,612, adjusted for non-cash expenses of $318,593, and $26,838 of net cash used in changes in the levels of operating assets and liabilities.

Cash Flows From Investing Activities

Net cash used in investing activities for the three months ended March 31, 2022 was $7,520, which was attributable to purchases of property and equipment. Net cash used in investing activities for the three months ended March 31, 2021 was $65,954, which was attributable to purchases of intangible assets and property and equipment.

Cash Flows From Financing Activities

Net cash used in financing activities for the three months ended March 31, 2022 was $218,058, which was attributable to repayments of our PPP loan of $109,270 as well as repayments of financed director and officer insurance premiums of $108,788. Net cash provided by financing activities for the three months ended March 31, 2021 was $9,326,163, which was provided by the exercise of warrants.

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

Revenue Recognition

The Company maintains a contract with each customer and supplier, which specifies the terms of the relationship. The Company provides a service to its customers (the buy-side ad networks who work for advertisers) by connecting advertisers and publishers. For this service, the Company earns a percentage of the amount that is paid by the advertiser, who wants to run a digital advertising campaign, which, in some cases, is reduced by the amount paid to the publisher, who wants to sell its ad space to the advertiser.

The transaction price is determined based on the consideration to which the Company expects to be entitled, including the impact of any implicit price concessions over the course of the contract. The Company’s performance obligation is to facilitate the publication of advertisements. The performance obligation is satisfied at the point in time that the ad is placed. Subsequent to a bid being won, the associated fees are generally not subject to refund or adjustment. Historically, any refunds and adjustments have not been material. The revenue recognized is the amount the Company is responsible to collect from the customer related to the placement of an ad (the “Gross Billing”), less the amount the Company remits to the supplier for the ad space (the “Supplier Cost”), if any. The determination of whether the Company is the principal or agent, and hence whether to report revenue on a gross basis equal to the Gross Billing or on a net basis for the difference between the Gross Billing and Supplier Cost, requires judgment. The Company acts as an agent in arranging via its platform for the specified good (the ad space) to be purchased by the advertiser, as it does not control the goods or services being transferred to the end customer, it does not take responsibility for the quality or acceptability of the ad space, it does not bear inventory risk, nor does it have discretion in establishing price of the ad space. As a result, the Company recognizes revenue on a net basis for the difference between the Gross Billing and the Supplier Cost.

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

From time to time, the Company records loss accruals for estimated costs that exceed estimated revenue related to its contracts with customers. During the three months ended March 31, 2022, the Company recognized an estimated loss accrual on a customer contract of $789,605 related to media costs incurred associated with a contract with a customer, which was included in costs and expenses on the condensed consolidated statement of operations.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2022. Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Based on this evaluation, and as a result of the material weakness described below, our CEO and CFO have concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of March 31, 2022. In light of this fact, our management has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the material weaknesses in our internal control over financial reporting, the unaudited interim condensed consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q fairly state, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

Material Weakness

Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP. The following material weakness in our internal control over financial reporting was identified as part of management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2021 and continued to exist as of March 31, 2022:

●	The Company had inadequate segregation of duties in its finance and accounting function because of its limited personnel.

A material weakness is a deficiency, or a combination of deficiencies, within the meaning of Public Company Accounting Oversight Board (“PCAOB”) Auditing Standard AS 2201, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.  These deficiency listed above, combined with inadequate compensating controls, created a reasonable possibility that a material misstatement to the consolidated financial statements might not be prevented or detected on a timely basis.

Management expects to remediate these control deficiencies during 2022, including by expanding the number of personnel in its finance and accounting department.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2022, management continued to implement improvements to the Company’s internal control system. The Company’s process included:

●	The Company continued its engagement with outside advisory and consulting firms with expertise in evaluating and remediating material weaknesses in internal control over financial reporting.
●	The gaps identified as a result of the Company’s testing of operational effectiveness in its business processes were used to further evaluate and test the adequacy of design.
●	The redesigned business processes began to operate effectively.

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

In addition, the following material legal proceeding was recently settled:

On March 11, 2022, the Company, Aureus Holdings, LLC d/b/a Lo70s (“Lo70s”) and JPAR, LLC entered into a Settlement Agreement and Mutual Release (the “Lo70s Settlement Agreement”). Pursuant to the Lo70s Settlement Agreement, the parties agreed to dismiss the litigation (Aureus Holdings, LLC d/b/a Lo70s v. Kubient, Inc., et al., Superior Court of Delaware, Case No. N20C-07-061) and resolve all claims among them, including potential or future claims arising from the letter of intent that the Company and Lo70s had entered into in March 2019, as well as a consulting agreement entered into between the Company and an employee of Lo70s in connection with such letter of intent. On March 14, 2022, the court in the matter entered an order approving the Lo70s Settlement Agreement, and the case was dismissed with prejudice. In the Lo70s Settlement Agreement, the Company expressly denies any and all liability and the dismissal of the case with prejudice was entered by the court without a final judgment of liability entered against the Company. Under the terms of the Lo70s Settlement Agreement, the Company made a cash payment of $975,000 to Lo70s in the three months ended March 31, 2022 in full satisfaction of the matter, as well as the releases and covenants of Lo70s and JPAR, LLC set forth in the agreement, such that the Lo70s Settlement Agreement fully concludes this matter.

Item 1A. Risk Factors.

Not applicable to smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosure.

Not applicable.

Item 5. Other Information.

There is no other information required to be disclosed under this item which was not previously disclosed.

Item 6. Exhibits

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Filing Date	Exhibit Number
31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1 *	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)				X

101.ins	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X

101.sch	Inline XBRL Taxonomy Schema Document				X

101.cal	Inline XBRL Taxonomy Calculation Linkbase Document				X

101.def	Inline XBRL Taxonomy Definition Linkbase Document				X

101.lab	Inline XBRL Taxonomy Label Linkbase Document				X

101.pre	Inline XBRL Taxonomy Presentation Linkbase Document				X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				X

*This certification is being furnished solely to accompany this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, and it is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and is not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KUBIENT, INC.

Dated: May 16, 2022	/s/ Paul Roberts
Paul Roberts
Chief Executive Officer
(principal executive officer)

Dated: May 16, 2022	/s/ Joshua Weiss
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

A-1