Form 10-Q
period 2022-06-30
Kubient, Inc.
filed 2022-08-15
CIK 1729750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 10, 2022, the registrant had 14,401,252 shares of common stock outstanding.

KUBIENT, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2022

Item 1. Financial Statements

Kubient, Inc.

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2022	2021
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$17,683,885	$24,907,963
Accounts receivable, net	259,562	2,291,533
Other receivables	—	526,070
Prepaid expenses and other current assets	236,160	495,178
Total Current Assets	18,179,607	28,220,744
Intangible assets, net	—	2,946,610
Goodwill	—	463,000
Property and equipment, net	—	44,756
Deferred offering costs	10,000	10,000
Total Assets	$18,189,607	$31,685,110

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable - suppliers	$562,877	$1,844,544
Accounts payable - trade	323,402	659,362
Accrued expenses and other current liabilities	376,409	2,493,287
Deferred revenue	146,339	395,914
Notes payable	1,509	151,336
Total Current Liabilities	1,410,536	5,544,443
Contingent consideration	—	613,000
Notes payable, non-current portion	77,391	77,407
Total Liabilities	1,487,927	6,234,850

Commitments and contingencies (Note 5)
Stockholders’ Equity:
Preferred stock, $0.00001 par value; 5,000,000 shares authorized; No shares issued and outstanding as of June 30, 2022 and December 31, 2021	—	—
Common stock, $0.00001 par value; 95,000,000 shares authorized; 14,401,252 and 14,253,948 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	144	143
Additional paid-in capital	52,719,709	52,030,907
Accumulated deficit	(36,018,173)	(26,580,790)
Total Stockholders’ Equity	16,701,680	25,450,260
Total Liabilities and Stockholders’ Equity	$18,189,607	$31,685,110

The accompanying notes are an integral part of these condensed consolidated financial statements.

Kubient, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

Net Revenues	$400,351	$497,568	$1,645,655	$1,205,325

Costs and Expenses:
Sales and marketing	1,050,423	504,380	2,383,433	1,261,330
Technology	959,157	619,692	2,114,856	1,139,447
General and administrative	1,509,208	1,108,280	3,691,757	2,363,852
Impairment loss on intangible assets	2,626,974	—	2,626,974	—
Impairment loss on property and equipment	49,948	—	49,948	—
Impairment loss on goodwill	463,000	—	463,000	—
Loss accrual on customer contract	(413,918)	—	375,687	—
Total Costs and Expenses	6,244,792	2,232,352	11,705,655	4,764,629
Loss From Operations	(5,844,441)	(1,734,784)	(10,060,000)	(3,559,304)

Other (Expense) Income:
Interest expense	(2,536)	(1,576)	(6,408)	(3,210)
Interest income	2,734	33,355	5,025	62,664
Change in fair value of contingent consideration	23,378	—	613,000	—
Other income	10,974	—	11,000	233
Total Other Income	34,550	31,779	622,617	59,687
Net Loss	$(5,809,891)	$(1,703,005)	$(9,437,383)	$(3,499,617)
Net Loss Per Share - Basic and Diluted	$(0.41)	$(0.12)	$(0.66)	$(0.26)
Weighted Average Common Shares Outstanding - Basic and Diluted	14,316,483	13,983,195	14,286,655	13,307,766

The accompanying notes are an integral part of these condensed consolidated financial statements.

Kubient, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(unaudited)

	For the Six Months Ended June 30, 2022
			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance - January 1, 2022	14,253,948	$143	$52,030,907	$(26,580,790)	$25,450,260
Surrender and cancellation of common stock	(3,397)	—	(18,683)	—	(18,683)
Stock-based compensation:
Common stock	53,192	—	430,361	—	430,361
Options	—	—	2,295	—	2,295
Net loss	—	—	—	(3,627,492)	(3,627,492)
Balance - March 31, 2022	14,303,743	143	52,444,880	(30,208,282)	22,236,741
Surrender and cancellation of common stock	(8,323)	—	(36,188)	—	(36,188)
Stock-based compensation:
Common stock	105,832	1	308,950	—	308,951
Options	—	—	2,067	—	2,067
Net loss	—	—	—	(5,809,891)	(5,809,891)
Balance - June 30, 2022	14,401,252	$144	$52,719,709	$(36,018,173)	$16,701,680

	For the Six Months Ended June 30, 2021
			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance - January 1, 2021	11,756,109	$118	$40,770,504	$(16,289,077)	$24,481,545
Shares issued upon exercise of warrants, net of issuance costs [1]	2,047,361	20	9,274,891	—	9,274,911
Stock-based compensation:
Common stock	70,040	1	513,102	—	513,103
Options	—	—	2,576	—	2,576
Net loss	—	—	—	(1,796,612)	(1,796,612)
Balance - March 31, 2021	13,873,510	139	50,561,073	(18,085,689)	32,475,523
Shares issued upon exercise of warrants, net of issuance costs [2]	108,961	1	428,718	—	428,719
Common stock issued upon exercise of options	2,815	—	8,361	—	8,361
Shares issued as partial consideration for intangible asset	100,000	1	531,999	—	532,000
Stock-based compensation:
Common stock	167,600	2	27,568	—	27,570
Options	—	—	2,509	—	2,509
Net loss	—	—	—	(1,703,005)	(1,703,005)
Balance - June 30, 2021	14,252,886	$143	$51,560,228	$(19,788,694)	$31,771,677
[1]	Includes gross proceeds of $9,708,038, less issuance costs of $433,127.
[2]	Includes gross proceeds of $460,989, less issuance costs of $32,270.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Kubient, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the Six Months Ended
	June 30,
	2022	2021

Cash Flows From Operating Activities:
Net loss	$(9,437,383)	$(3,499,617)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	7,000	—
Impairment loss on intangible assets	2,626,974	—
Impairment loss on property and equipment	49,948	—
Impairment loss on goodwill	463,000	—
Depreciation and amortization	330,993	159,293
Change in fair value of contingent consideration	(613,000)	—
Stock-based compensation:
Common stock	717,265	255,667
Options	4,362	5,085
Changes in operating assets and liabilities:
Accounts receivable	2,024,971	878,814
Other receivable	507,387	—
Prepaid expenses and other current assets	259,018	(52,766)
Accounts payable - suppliers	(1,281,667)	16,061
Accounts payable - trade	(335,959)	(404,930)
Accrued expenses and other current liabilities	(1,913,445)	(334,280)
Accrued interest	—	(3,975)
Deferred revenue	(249,575)	—
Net Cash Used In Operating Activities	(6,840,111)	(2,980,648)

Cash Flows From Investing Activities:
Purchase of intangible assets	—	(1,114,072)
Purchase of property and equipment	(16,549)	(10,181)
Net Cash Used In Investing Activities	(16,549)	(1,124,253)

Cash Flows From Financing Activities:
Proceeds from exercise of warrants [1]	—	9,787,149
Proceeds from exercise of options	—	8,361
Repayment of PPP loan	(149,843)	—
Repayment of financed director and officer insurance premiums	(217,575)	—
Payment of deferred offering costs	—	(10,300)
Net Cash (Used In) Provided By Financing Activities	(367,418)	9,785,210
Net (Decrease) Increase In Cash and Cash Equivalents	(7,224,078)	5,680,309
Cash and Cash Equivalents - Beginning of the Period	24,907,963	24,782,128
Cash and Cash Equivalents - End of the Period	$17,683,885	$30,462,437
[1]	Includes gross proceeds of $10,169,027, less issuance costs of $381,878.

Kubient, Inc.

Condensed Consolidated Statements of Cash Flows (Continued)

(unaudited)

	For the Six Months Ended
	June 30,
	2022	2021

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$—	$—
Income taxes	$—	$—

Non-cash investing and financing activities:
Surrender and cancellation of common stock	$(18,683)	$—
Shares of common stock issued in satisfaction of accrued issuable equity	$—	$507,044
Accrual of deferred offering costs	$—	$13,605
Accrual of warrant exercise issuance costs	$—	$83,519
Shares issued as partial consideration for intangible asset	$—	$532,000

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

Kubient, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair statement of the unaudited condensed consolidated financial statements of the Company as of June 30, 2022 and for the three and six months ended June 30, 2022 and 2021. The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the operating results for the full year ending December 31, 2022 or any other period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related disclosures as of December 31, 2021 and 2020 and for the years then ended which are included the Annual Report filed on Form 10-K on March 31, 2022.

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

Kubient, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

From time to time, the Company records loss accruals for estimated costs that exceed estimated revenue related to its contracts with customers. During the three and six months ended June 30, 2022, the Company recognized an estimated loss accrual (reversal) on a customer contract of $(413,918) and $375,687, respectively, related to media costs incurred associated with a contract with a customer, which was included in costs and expenses on the condensed consolidated statement of operations.

As of June 30, 2022 and December 31, 2021, the Company did not have any contract assets from contracts with customers. During the three and six months ended June 30, 2022, the Company recognized $0 and $395,914 of revenue that was deferred as of December 31, 2021. As of June 30, 2022 and December 31, 2021, the Company had $146,339 and $395,914, respectively, of contract liabilities where performance obligations have not yet been satisfied. During the three months ended June 30, 2022, there was $174,705 of net revenue recognized from performance obligations satisfied during the three months ended March 31, 2022. During the three and six months ended June 30, 2021, there was no revenue recognized from performance obligations satisfied (or partially satisfied) in previous periods.

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

	For the Three and Six Months Ended
	June 30,
	2022	2021
Warrants [1]	5,122,074	5,122,074
Restricted stock units	564,436	—
Restricted stock awards	246,276	—
Stock options	83,610	94,447
	6,016,396	5,216,521

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

NOTE 3 – LONG-LIVED ASSETS AND GOODWILL

During the three months ended June 30, 2022, the Company identified triggering events that indicated its long-lived assets including its definite-lived intangible assets were at risk of impairment and, as such, performed a quantitative impairment assessment to evaluate recoverability and, ultimately, whether carrying value exceeded fair value. The primary triggers for the impairment review were a loss of customers as well as a reduction in the value of Kubient’s market capitalization. As a result of the quantitative assessments, the Company determined the fair value of the asset group was less than the carrying value and, accordingly, determined the Company’s long-lived assets were fully impaired. As a result, during the three and six months ended June 30, 2022, the Company recognized an impairment loss on intangible assets and property and equipment of $2,626,974 and $49,948, respectively, on its condensed consolidated statements of operations.

Kubient, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

During the three months ended June 30, 2022, the Company identified triggering events that indicated its goodwill associated with its acquisition of MediaCrossing was at risk of impairment and, as such, performed a quantitative impairment assessment to determine whether the fair value of the reporting unit (determined to be the Company) exceeded its fair value. The primary triggers for the impairment review were a loss of customers as well as a reduction in the value of Kubient’s market capitalization. As a result of the quantitative assessments, the Company determined the fair value of the reporting unit was less than the carrying value and, accordingly, determined the Company’s goodwill was fully impaired. As a result, during the three and six months ended June 30, 2022, the Company recognized an impairment loss on goodwill of $463,000 on its condensed consolidated statements of operations.

NOTE 4 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

	June 30,	December 31,
	2022	2021
Accrued bonuses	$42,905	$554,997
Accrued payroll	—	13,750
Financed director and officer insurance premiums	—	217,575
Accrued supplier expenses	56,352	67,971
Accrued legal settlement	—	975,000
Accrued legal and professional fees	—	20,323
Accrued commissions	4,210	36,109
Accrued media commissions	—	138,028
Credit card payable	151,374	328,075
Accrued programming expenses	—	1,750
Accrued issuable equity	15,400	1,258
Accrued interest	6,428	9,017
Accrued warrant exercise costs	83,519	83,519
Other	16,221	45,915
Total accrued expenses and other current liabilities	$376,409	$2,493,287

NOTE 5 – STOCKHOLDERS’ EQUITY

Stock-Based Compensation

For the three and six months ended June 30, 2022 and 2021, the Company recognized stock-based compensation expense related to stock options, restricted stock awards and restricted stock units as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Sales and marketing	$(8,156)	$18,456	$27,424	$238,965
Technology	56,716	(1,503)	135,591	1,360
General and administrative	240,962	2,585	558,612	20,427
Total	$289,522	$19,538	$721,627	$260,752

Kubient, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

As of June 30, 2022, there was approximately $1,830,000 of unrecognized stock-based compensation expense related to awards that were determined to be probable to vest, which will be recognized over approximately 3.3 years.

During the three months ended March 31, 2022, the Company granted 53,192 shares of immediately vested restricted stock awards (“RSAs”) to non-employee directors under the Kubient, Inc. 2021 Equity Incentive Plan (the “2021 Plan”) with an aggregate grant date fair value of $100,000 that was recognized immediately.

During the three months ended March 31, 2022, the Company granted 100,000 RSAs, 489,990 restricted stock units (“RSUs”) and a target number of 234,376 performance stock units (“PSUs”), all issued under the 2021 Plan. The RSAs and RSUs generally vest over four years and the PSUs are earned based upon based upon actual net revenue generated by the Company during 2022 as compared to the targeted revenue specified in each award. Depending on actual net revenues generated as compared to the targeted amounts, the grantees may earn between 0% and 150% of their target award. The awards had an aggregate issuance date fair value of approximately $1,900,000. During the three months ended June 30, 2022, the Company issued 105,832 shares of common stock related to the aforementioned RSAs (100,000 shares) and RSUs (5,832 shares).

Common Stock

During the six months ended June 30, 2022, the Company’s chief financial officer surrendered to the Company 3,397 shares of common stock, which were subsequently cancelled by the Company, in order to satisfy a tax withholding obligation of approximately $18,000 in connection with a previous grant.

NOTE 6 – FAIR VALUE MEASUREMENT

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

On June 30, 2022, the Company recomputed the fair value of its Earnout Shares as $0 using the Monte Carlo simulation. The Company recorded a gain on the change in fair value of the contingent consideration of $23,377 and $613,000 during the three and six months ended June 30, 2022, respectively. The loss is primarily due to the decline in the Company’s stock price as well as changes in the likelihood that forecasted milestones would be met for the remainder of 2022.

The following table sets forth a summary of the changes in the fair value of Level 3 liabilities that are measured at fair value on a recurring basis:

Contingent Consideration
Beginning balance as of January 1, 2022	$613,000
Change in fair value of contingent consideration	(613,000)
Ending balance as of June 30, 2022	$—

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

NOTE 8 – CONCENTRATIONS

Customer Concentrations

The following table sets forth information as to each customer that accounted for 10% or more of the Company’s net revenues for the following periods:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
Customer	2022	2021	2022	2021
Customer A	N/A	99.38%	31.80%	101.16%
Customer B	*	N/A	34.47%	N/A
Customer C	N/A	14.98%	N/A	N/A
Customer D	19.24%	N/A	*	N/A
Customer E	14.12%	N/A	*	N/A
Customer F	43.64%	N/A	13.56%	N/A
Total	77.00%	114.36%	79.83%	101.16%

* Less than 10%.

From time to time, certain customers generate negative net revenues that resulted from Supplier Costs that exceeded the Gross Billing. As a result, the Company’s concentrations on net revenues may result in total percentages that exceed 100%.

Kubient, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

The following table sets forth information as to each customer that accounted for 10% or more of the Company’s gross accounts receivable as of:

	June 30,	December 31,
Customer	2022	2021
Customer A	N/A	22.08%
Customer B	N/A	*
Customer E	N/A	*
Customer F	*	52.18%
Customer G	30.32%	N/A
Customer H	10.99%	N/A
Customer I	35.61%	N/A
Total	76.93%	74.26%

* Less than 10%.

A reduction in sales from or loss of these customers would have a material adverse effect on the Company’s results of operations and financial condition.

Supplier Concentrations

The following table sets forth information as to each supplier that accounted for 10% or more of the Company’s Supplier Costs for the following periods:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
Supplier	2022	2021	2022	2021
Supplier A	15.26%	*	17.61%	*
Supplier B	*	*	*	11.30%
Supplier C	19.75%	N/A	27.58%	N/A
Supplier D	N/A	N/A	15.49%	N/A
Supplier E	N/A	N/A	11.64%	N/A
Supplier F	*	*	*	10.37%
Supplier G	N/A	N/A	*	N/A
Supplier H	*	23.52%	*	16.54%
Total	35.01%	23.52%	72.32%	38.21%

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

Investors should read this Quarterly Report on Form 10-Q and the documents that we reference in this report and have filed with the SEC, including our Annual Report on Form 10-K, filed with the SEC on March 31, 2022, with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements. Unless the context requires otherwise, references to the “Company,” “Kubient,” “we,” “us” and “our” refer to Kubient, Inc., a Delaware corporation and its wholly-owned subsidiary, Fidelity Media, LLC, a Delaware limited liability company. For explanations of certain terms used in this Quarterly Report on Form 10-Q, please read “Glossary” beginning on page A-1.

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

Results of Operations

Three Months Ended June 30, 2022 Compared With Three Months Ended June 30, 2021

The following table presents the results of operations for the three months ended June 30, 2022 and 2021:

	For the Three Months Ended
	June 30,
	2022	2021

Net Revenues	$400,351	$497,568

Costs and Expenses:
Sales and marketing	1,050,423	504,380
Technology	959,157	619,692
General and administrative	1,509,208	1,108,280
Impairment loss on intangible assets	2,626,974	—
Impairment loss on property and equipment	49,948	—
Impairment loss on goodwill	463,000	—
Loss accrual on customer contract	(413,918)	—
Total Costs and Expenses	6,244,792	2,232,352
Loss From Operations	(5,844,441)	(1,734,784)

Other (Expense) Income:
Interest expense	(2,536)	(1,576)
Interest income	2,734	33,355
Change in fair value of contingent consideration	23,378	—
Other income	10,974	—
Total Other Income	34,550	31,779
Net Loss	$(5,809,891)	$(1,703,005)

Net Revenues

For the three months ended June 30, 2022, net revenues decreased by $97,217, or 20%, to $400,351 from $497,568 for the three months ended June 30, 2021. The decrease was primarily attributable to a decrease of $495,000 of net revenues associated with a major customer as compared to the 2021 period, partially offset by revenues generated in the 2022 period related to customer contracts acquired in connection with our acquisition of MediaCrossing in November 2021.

See Loss Accrual on Customer Contract for a discussion of an estimated loss accrual recorded during the three months ended June 30, 2022 associated with a contract with a customer.

Sales and Marketing

For the three months ended June 30, 2022, sales and marketing expenses increased by $546,043, or 108%, to $1,050,423 from $504,380 for the three months ended June 30, 2021. The increase is primarily due to an increase in headcount costs of approximately $686,000, partially offset by a decrease in selling expenses of approximately $98,000 and consulting expense of approximately $36,000.

Technology

For the three months ended June 30, 2022, technology expenses increased by $339,465, or 55%, to $959,157 from $619,692 for the three months ended June 30, 2021. The increase is primarily due to an increase in headcount costs of approximately $108,000, hosting fees of approximately $107,000, non-cash stock-based compensation of approximately $60,000, amortization of approximately $87,000 and software expenses of approximately $33,000, partially offset by a decrease in consulting expense of approximately $22,000.

General and Administrative

For the three months ended June 30, 2022, general and administrative expenses increased by $400,928, or 36%, to $1,509,208 from $1,108,280 for the three months ended June 30, 2021. The increase is primarily due to increases in headcount costs of approximately $80,000, state taxes of approximately $110,000, non-cash stock-based compensation of approximately $238,000, insurance expense of approximately $10,000, office expenses of approximately $48,000, director fees of approximately $33,000, and dues and software subscriptions of approximately $26,000, partially offset by a decrease in professional services of approximately $72,000 as well as a reduction in consulting expense of approximately $70,000.

Impairment Loss on Intangible Assets, Property and Equipment, and Goodwill

During the three months ended June 30, 2022, we recognized an impairment loss on intangible assets of $2,626,974, an impairment loss on property and equipment of $49,948 and an impairment loss on goodwill of $463,000.

During the three months ended June 30, 2022, we identified triggering events that indicated its finite-lived intangible assets and goodwill were at risk of impairment and, as such, performed the required quantitative impairment assessment to ultimately evaluate whether carrying value exceeded fair value. The primary triggers for the impairment review were a loss of customers as well as a reduction in the value of Kubient’s market capitalization. As a result of the quantitative assessments, we determined the intangible assets and goodwill were fully impaired.

Loss Accrual on Customer Contract

During the three months ended June 30, 2022, we reversed $413,918 of the loss accrual on customer contract related to media costs incurred associated with a contract with a customer. The reversal was a result of our recognition of revenue during the three months ended June 30, 2022 that was related to the loss accrual we recognized in the previous quarter. We will continue to monitor this loss accrual going forward.

Other Income

For the three months ended June 30, 2022, other income increased by $2,771, or 9%, to $34,550 from other income of $31,779 for the three months ended June 30, 2021.

Six Months Ended June 30, 2022 Compared With Six Months Ended June 30, 2021

The following table presents the results of operations for the six months ended June 30, 2022 and 2021:

	For the Six Months Ended
	June 30,
	2022	2021
Net Revenues	$1,645,655	$1,205,325
Costs and Expenses:
Sales and marketing	2,383,433	1,261,330
Technology	2,114,856	1,139,447
General and administrative	3,691,757	2,363,852
Impairment loss on intangible assets	2,626,974	—
Impairment loss on property and equipment	49,948	—
Impairment loss on goodwill	463,000	—
Loss accrual on customer contract	375,687	—
Total Costs and Expenses	11,705,655	4,764,629
Loss From Operations	(10,060,000)	(3,559,304)
Other (Expense) Income:
Interest expense	(6,408)	(3,210)
Interest income	5,025	62,664
Change in fair value of contingent consideration	613,000	—
Other income	11,000	233
Total Other Income	622,617	59,687
Net Loss	$(9,437,383)	$(3,499,617)

Net Revenues

For the six months ended June 30, 2022, net revenues increased by $440,330, or 37%, to $1,645,655 from $1,205,325 for the six months ended June 30, 2021. The increase in net revenues is primarily attributable to net revenues generated related to customer contracts acquired in connection with our acquisition of MediaCrossing in November 2021, partially offset by a decrease of $696,000 of net revenues associated with a major customer as compared to the 2021 period.

See Loss Accrual on Customer Contract for a discussion of an estimated loss accrual recorded during the six months ended June 30, 2022 associated with a contract with a customer.

Sales and Marketing

For the six months ended June 30, 2022, sales and marketing expenses increased by $1,122,103, or 89%, to $2,383,433 from $1,261,330 for the six months ended June 30, 2021. The increase is primarily due to an increase in headcount costs of approximately $1,480,000, and software tools of approximately $58,000, partially offset by a decrease in non-cash stock-based compensation of approximately $212,000 and selling expense of approximately $140,000.

Technology

For the six months ended June 30, 2022, technology expenses increased by $975,409, or 86%, to $2,114,856 from $1,139,447 for the six months ended June 30, 2021. The increase is primarily due to an increase in headcount costs of approximately $381,000, hosting fees of approximately $281,000, non-cash stock-based compensation of approximately $137,000 and amortization of approximately $169,000.

General and Administrative

For the six months ended June 30, 2022, general and administrative expenses increased by $1,327,905, or 56%, to $3,691,757 from $2,363,852 for the six months ended June 30, 2021. The increase is primarily due to increases in professional fees of approximately $659,000, non-cash stock-based compensation of approximately $538,000, office expenses of approximately $100,000, director fees of approximately $66,000, headcount costs of approximately $59,000, state taxes of approximately $35,000, insurance expense of approximately $21,000, dues and software subscriptions of approximately $51,000, partially offset by a decrease in consulting services expense of approximately $125,000 as well as a reduction in recruiting expense of approximately $77,000.

Impairment Loss on Intangible Assets, Property and Equipment, and Goodwill

During the six months ended June 30, 2022, we recognized an impairment loss on intangible assets of $2,626,974, an impairment loss on property and equipment of $49,948 and an impairment loss on goodwill of $463,000.

During the three months ended June 30, 2022, we identified triggering events that indicated its finite-lived intangible assets and goodwill were at risk of impairment and, as such, performed the required quantitative impairment assessment to ultimately evaluate whether carrying value exceeded fair value. The primary triggers for the impairment review were a loss of customers as well as a reduction in the value of Kubient’s market capitalization. As a result of the quantitative assessments, we determined the intangible assets and goodwill were fully impaired.

Loss Accrual on Customer Contract

During the six months ended June 30, 2022, we recognized an estimated loss accrual on a customer contract of $375,687 related to media costs incurred associated with a contract with a customer. We will continue to monitor this loss accrual going forward.

Other Income

For the six months ended June 30, 2022, other income increased by $562,930, or 943%, to $622,617 from $59,687 for the six months ended June 30, 2021. The increase is primarily due to a gain recognized related to a decrease in the fair value of the earnout shares issuable to MediaCrossing.

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

For the three and six months ended June 30, 2022 and 2021, EBITDA and Adjusted EBITDA consisted of the following:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net Loss	$(5,809,891)	$(1,703,005)	$(9,437,383)	$(3,499,617)
Interest expense	2,536	1,576	6,408	3,210
Interest income	(2,734)	(33,355)	(5,025)	(62,664)
Depreciation and amortization	168,772	81,914	330,993	159,293
EBITDA	(5,641,317)	(1,652,870)	(9,105,007)	(3,399,778)

Adjustments:
Stock-based compensation expense	288,971	19,538	721,627	260,752
Impairment loss on intangible assets	2,626,974	—	2,626,974	—
Impairment loss on property and equipment	49,948	—	49,948	—
Impairment loss on goodwill	463,000	—	463,000	—
Change in fair value of contingent consideration	(23,378)	—	(613,000)	—
Adjusted EBITDA	$(2,235,802)	$(1,633,332)	$(5,856,458)	$(3,139,026)

Adjusted Loss Per Share	$(0.16)	$(0.12)	$(0.41)	$(0.24)
Weighted Average Common Shares Outstanding -
Basic and Diluted	14,316,483	13,983,195	14,286,655	13,307,766

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

Liquidity and Capital Resources

We measure our liquidity in a number of ways, including the following:

	June 30,	December 31,
	2022	2021
	(unaudited)
Cash and cash equivalents	$17,683,885	$24,907,963
Working capital	$16,769,071	$22,676,301

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

Cash Flows

Six Months Ended June 30, 2022 Compared With Six Months Ended June 30, 2021

Our sources and uses of cash were as follows:

Cash Flows From Operating Activities

We experienced negative cash flows from operating activities for the six months ended June 30, 2022 and 2021 in the amounts of $6,856,660 and $2,980,648, respectively. The net cash used in operating activities for the six months ended June 30, 2022 was primarily a result of cash used to fund a net loss of $9,437,383, adjusted for net non-cash expenses of $3,586,542, and $989,270 of net cash used in changes in the levels of operating assets and liabilities. The net cash used in operating activities for the six months ended June 30, 2021 was primarily a result of cash used to fund a net loss of $3,499,617, adjusted for non-cash expenses of $420,045, and $98,924 of net cash used in changes in the levels of operating assets and liabilities.

Cash Flows From Investing Activities

Net cash used in investing activities for the six months ended June 30, 2022 was $0. Net cash used in investing activities for the six months ended June 30, 2021 was $1,124,253, which was attributable to purchases of intangible assets and property and equipment.

Cash Flows From Financing Activities

Net cash used in financing activities for the six months ended June 30, 2022 was $367,418, which was attributable to repayments of our PPP loan of $149,843 as well as repayments of financed director and officer insurance premiums of $217,575. Net cash provided by financing activities for the six months ended June 30, 2021 was $9,785,210, which was provided by the exercise of options and warrants, partially offset by payment of deferred offering costs of $10,300.

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

From time to time, the Company records loss accruals for estimated costs that exceed estimated revenue related to its contracts with customers. During the three and six months ended June 30, 2022, the Company recognized an estimated loss accrual (reversal) on a customer contract of $(413,918) and $375,687, respectively, related to media costs incurred associated with a contract with a customer, which was included in costs and expenses on the condensed consolidated statement of operations.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2022. Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2022.

Remediation of Material Weakness

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

A material weakness is a deficiency, or a combination of deficiencies, within the meaning of Public Company Accounting Oversight Board (“PCAOB”) Auditing Standard AS 2201, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.  The deficiency listed above, combined with inadequate compensating controls, created a reasonable possibility that a material misstatement to the consolidated financial statements might not be prevented or detected on a timely basis.

During the six months ended June 30, 2022, management implemented remediation steps to improve our disclosure controls and procedures and our internal control over financial reporting. The Company’s process included:

●	The Company continued its engagement with outside advisory and consulting firms with expertise in evaluating and remediating material weaknesses in internal control over financial reporting.
●	The gaps identified as a result of the Company’s testing of operational effectiveness in its business processes were used to further evaluate and test the adequacy of design.
●	The redesigned business processes were tested to ensure they operated effectively for the required amount of time.

As a result, as June 30, 2022, we have completed our remediation of the material weakness identified above.

Changes in Internal Control over Financial Reporting

Except as described above, there were no changes in our internal control over financial reporting during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

KUBIENT, INC.

Dated: August 15, 2022	/s/ Paul Roberts
Paul Roberts
Chief Executive Officer
(principal executive officer)

Dated: August 15, 2022	/s/ Joshua Weiss
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

A-1