Form 10-K
period 2022-12-31
Kubient, Inc.
filed 2023-03-30
CIK 1729750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based upon the closing price of common stock on June 30, 2022 of $0.66 per share, was approximately $6,458,710 shares of voting stock held by each executive officer, director and 10% stockholders have been excluded from this calculation. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 28, 2023, there were 14,515,940 shares of the registrant’s common stock outstanding.

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

“Demand Side Platform” or “DSP” means a system that allows buyers of digital advertising space (i.e., advertisers) to manage multiple ad exchange and data exchange accounts through one interface.

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

Recent Updates

Nasdaq Deficiency Notice

On January 12, 2023, the Company received a deficiency notice from the Listing Qualifications Staff (the “Staff”) of The Nasdaq Stock Market LLC, indicating that, based upon the closing bid price of the Company’s common stock for the prior 30 consecutive business days, the Company was not in compliance with the requirement to maintain a minimum bid price of $1.00 per share for continued listing on The Nasdaq Capital Market, as set forth in Nasdaq Listing Rule 5550(a)(2).

Pursuant to Nasdaq Marketplace Rule 5810(c)(3)(A), the Company was provided with a compliance period of 180 calendar days, or until July 11, 2023, to regain compliance with the minimum bid price requirement. To regain compliance, the closing bid price of the Company’s common stock must have met or exceeded $1.00 per share for a minimum of 10 consecutive business days prior to July 11, 2023.

KAI

On December 6, 2022, the United States Patent and Trademark Office (“USPTO”) approved our application and issued US Patent No 11,521,231 for our proprietary ad fraud identification and prevention technology, KAI. The patent provides intellectual property protection for KAI from now until 2040. Just two months after this issuance, in the first quarter of 2023, we announced the release of KAI 2.0. The revamped solution now comes with improvements for the entire suite of KAI functionalities, including:

●	Expanded real-time AI with 25 algorithms running in under 10 milliseconds and built-in efficiencies to significantly expand the number and complexity of algorithms in the future;
●	Full support for the much larger scale IPv6 protocol (to add to the existing IPv4 support);
●	Extensive supply path optimization (SPO) support with ads.txt and Sellers.JSON/SupplyChain Object verification;
●	Enhanced support for new CTV and audio formats; and
●	Data mining capabilities for identifying what is driving fraud at the most granular level with more than 50 specific potential causes in order to be able to take action to mitigate it.

These enhanced capabilities of our proprietary solution feature benefits for our publisher and advertiser clients. Looking ahead, we expect to continue upgrading KAI to add value-added features for our clients.

COVID-19 and Other Macroeconomic Factors

The worldwide spread of COVID-19, including the emergence of variants and subvariants, as well as rising interest rates, inflation, changes in foreign currency exchange rates and geopolitical developments (including the war in Ukraine) have resulted, and may continue to result, in a global slowdown of economic activity, which may decrease demand for a broad variety of goods and services, including those provided by our clients, while also disrupting supply channels, sales channels and advertising and marketing activities for an unknown period of time until economic activity normalizes. As a result of the current uncertainty in economic activity, we are unable to predict the size and duration of the impact on our revenue and our results of operations. The extent of the impact of these macroeconomic factors on our operational and financial performance will depend on a variety of factors, including the duration and spread of COVID-19 and its variants and the duration and the extent of geopolitical disruption and their respective impacts on our clients, partners, industry, and employees, all of which are uncertain at this time and cannot be accurately predicted. For example, many of our employees adopted a hybrid work schedule consisting of both in-person work and working from home. Additionally, we began to decrease the use of our physical office spaces in order to conserve our capital for other post-COVID business development initiatives. We continue to monitor the effects of the COVID-19 pandemic and take steps deemed appropriate to limit the impact on our business.

Silicon Valley Bank

On March 10, 2023, Silicon Valley Bank (“SVB”) was closed by the California Department of Financial Protection and Innovation, and the Federal Deposit Insurance Corporation (“FDIC”) was appointed as receiver. Thus, on March 17, 2023, we moved the majority of our funds on deposit at SVB to other banks, with the intention to move the remainder of our funds on deposit at SVB once we have transitioned all accounting and payroll functions connected to our account at SVB to accounts at other banks, such as our depository account at JP Morgan Chase. While we do not anticipate any losses, liquidity issues, or capital resource constraints arising as a result of the winding down of our accounts at SVB, we cannot predict at this time to what extent our or our collaborators, employees, suppliers, and/or vendors could be negatively impacted by the closure of SVB and other macroeconomic and geopolitical events.

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

Digital Advertising Fraud Solution: Machine Learning Combined with Artificial Intelligence

Thanks to advances in technology, the advertising inventory that is bought and sold in these real time auctions during the bid stream is customized to each individual viewer. This viewer customization is often called programmatic advertising, a new form of advertising where advertisers are able to specifically target their preferred audiences and demographics (rather than placing ads in generic public forums such as billboards or during live events, in hopes that the coveted audience or demographic sees the ad). According to eMarketer, digital advertising is one of the fastest growing sectors in the advertising industry, which is expected to reach $835.82 billion by 2026; rising from $567.49 billion in 2022. Digital programmatic advertising’s reach includes channels such as online, mobile browsing, in-app, text messages, “out of home” video advertising (in locations such as gas stations and airports) and digital or internet television services. The explosive growth of programmatic digital advertising has created unique challenges for advertisers and publishers that want to connect and engage their audiences. One of the primary challenges facing the digital advertising industry is that, like the meteoric growth of digital advertising itself, fraud is also growing rapidly. Despite attempts by advertisers and publishers to prevent fraud and conduct quality assurance checks, Juniper Research estimates that the losses experienced by advertisers will be increased to $113 billion by 2026. Additionally, programmatic advertising was seen by the majority of industry professionals as the overwhelming medium at highest risk of compromise to fraud. In a market of spent advertising dollars projected to increase almost 38% from 2022-2026, the total addressable market for properly servicing ad fraud is ripe for the picking.

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

We believe it is more effective to stop fraud before it occurs than trying to catch perpetrators after the fraud has already occurred. Thus, we have developed what we believe to be the first machine learning technology that can detect fraud within the 300-millisecond window known as the “bid stream” prior to ad purchases. Our platform’s fraud detection solution, KAI is our patent-pending proprietary technology that uses artificial intelligence to analyze live advertising bid stream data to detect potential ad fraud, a major issue within the digital advertising ecosystem. KAI’s proprietary technology allows all advertisers to make better-informed, real-time decisions within this brief window of time by identifying potentially fraudulent activity in real-time. KAI is trained using different statistical and machine learning algorithms and is capable of detecting various types of fraud, including user fraud, device fraud, content fraud and heuristic fraud. KAI analyzes 100% of real-time programmatic data and industry-specific information to determine patterns and data points consistent with fraudulent activity, helping advertisers maximize return on ad spend and protecting publishers. KAI is fully integrated into Kubient’s Audience Marketplace, or alternatively, can be deployed as a standalone application or enterprise solution on third-party real-time bidding platforms.

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

To substantially reduce and minimize latency issues across our fully integrated open marketplace, we use a highly specialized programming language originally designed to be used in extremely fast (but highly dependable) digital telephone communications switches, as well as quant-based speed trading of securities on Wall Street. In addition, our platform’s proprietary machine-learning algorithms, sophisticated data processing, high volume storage, detailed analytics capabilities, and a distributed infrastructure that supercharges our bidding process and helps our customers place, and win, more bids for advertising space. We believe we are transforming the digital advertising industry by analyzing billions of data points in record real time speed to enable our solution to make complex decisions in milliseconds, and to execute over 1 million queries per second, billions of transactions per week and trillions of bid requests per month.

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

Kubient Managed Services (KMS)

The Company has embraced platforms, tools and a culture that’s designed to help clients achieve their required outcomes. We remain focused on differentiating by helping advertisers achieve tangible, quantifiable outcomes such as heightened brand awareness and increased sales. As such, the Company believes that its KMS offering will be able to benefit advertisers by providing: (i) better audience and performance insight, campaign control, transparency, and execution (ii) expert staff with varied, relevant backgrounds to assist advertisers, and (iii) access to quality tools and platforms for advertisement placement with an emphasis on return on media investment.

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

Intellectual Property

We previously filed two utility patent applications. The first patent application relates to our inventory and decision management system that allows DOOH media buying agencies to purchase ads on our programmatic and real-time-bidding marketplace. This application is currently pending before the US Patent Office. The second patent application relates to our KAI real time, digital advertising fraud prevention solution. This application was approved by the US Patent Office and issued on December 6, 2022, as US Patent No 11,521,231. Since the issuance of our first fraud prevention patent, we have filed a continuation application, which covers advances in our fraud prevention technology since the filing of our first application. This continuation application is currently pending before the US Patent Office.

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

KAI

On December 6, 2022, the United States Patent and Trademark Office (“USPTO”) approved our application and issued US Patent No 11,521,231 for our proprietary ad fraud identification and prevention technology, KAI. The patent provides intellectual property protection for KAI from now until 2040. Just two months after this issuance, in the first quarter of 2023, we announced the release of KAI 2.0. The revamped solution now comes with improvements for the entire suite of KAI functionalities, including:

●	Expanded real-time AI with 25 algorithms running in under 10 milliseconds and built-in efficiencies to significantly expand the number and complexity of algorithms in the future;
●	Full support for the much larger scale IPv6 protocol (to add to the existing IPv4 support);
●	Extensive supply path optimization (SPO) support with ads.txt and Sellers.JSON/SupplyChain Object verification;
●	Enhanced support for new CTV and audio formats; and
●	Data mining capabilities for identifying what is driving fraud at the most granular level with more than 50 specific potential causes in order to be able to take action to mitigate it.

These enhanced capabilities of our proprietary solution feature benefits for our publisher and advertiser clients. Looking ahead, we expect to continue upgrading KAI to add value-added features for our clients.

Growth Strategy

The key elements of our long-term growth strategy are as follows:

●	Enhancing our existing auction technology to improve adoption among publishers and advertisers, which we expect will increase our revenue.
●	Further developing our fraud prevention system, which is powered by our proprietary KAI machine learning technology.
●	Opportunistically acquire companies that expand our core technologies and introduce the Company to potential new client bases that are potentially accretive to the Company’s future earnings.
●	Growing our customer base by increasing our salesforce to engage brands, agencies, website owners, app owners and other connected device owners, to facilitate marketplace participation. This will allow us to reach more audiences and garner larger budgets, growing our revenue and building long lasting customer relationships.
●	Providing a proficient and cost-effective solution for advertisers and agencies with KMS where we deliver strategy, planning, execution and reporting to those constituents that do not have the capital and/or the expertise to deliver impactful digital media campaigns at scale.
●	Launching and scaling our reach with advertisers by introducing real-time auctions into a previously static corners of the marketplace, such as digital out of home channels, allowing for video advertising at gas stations, hotels and airports.
●	Further developing our Audience Marketplace platform to improve omni-channel relevance, and personalization at scale.
●	Further diversifying both our products and revenue streams to include stand-alone applications that address advertisers’ business needs, such as first party data hosting, and audience targeting solutions.

●	Increasing our global footprint across the globe, especially in Latin America, Asia-Pacific, Europe, the Middle East and Africa.

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

The problem of ineffective digital advertising has created large-scale lost revenue in our industry. Given that ROI is generally the main driver of digital advertising decision making, the inability to calculate it correctly, or at all, will continue to perpetuate the ineffective digital advertising environment. To combat the large-scale loss in advertising dollars spent, the landscape of marketing from the perspective of metric-based analysis has evolved. In their 2022 “The State of Marketing” report, Salesforce states that marketers are embracing more sophisticated metrics to cater to various KPI standards. The following metrics are the most tracked by marketing organizations: revenue, customer satisfaction analytics, web/mobile analytics, customer acquisition costs, marketing/sales funnel performance, content engagement, customer retention rates, customer referral rates/volume, and customer lifetime value. While all of these marketing KPIs saw an increase across the board, web/mobile analytics, customer acquisition costs, and customer satisfaction analytics saw the biggest year-over-year jumps in adoption. Additionally, a related study called “State of the Connected Customer” published by Salesforce explained that “from here on out, customer engagement is digital-first” with customers estimated to have spent 56% of online interactions with companies in 2020 and an increase to 60% of online interactions with companies in 2021. The report also shows that the younger generations of Millennials and Gen Zers to be more inclined to engage companies through digital channels. The increasing need for effective advertising spend has seemingly illuminated the increasing need by both publishers and advertisers to cut fraudulent advertising engagement significantly.

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

The addition of the KMS offering has augmented our sales and marketing capabilities by adding assigned account managers, real time dashboard monitoring, performance analysis, as well as quarterly client reviews, ensuring that our advertising clients using the Audience Marketplace have all logistics running smoothly and that any assistance they need would be there in an instant.

As of March 28, 2023, our sales and marketing team consisted of 5 employees. The team employs a consultative approach to both new and existing customers. Once a new customer has access to our platform, they work closely with our customer service teams as they onboard the new customer and provide continuous support throughout the early campaigns. Typically, once a customer has gained some initial experience, it will move to a fully self-serve model and request support as needed.

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

The United States legal landscape concerning data and privacy continues to evolve at a rapid, and sometimes unpredictable pace. Domestic laws in this area are also complex and developing rapidly. Many state legislatures have adopted legislation that regulates how online business handle data. California recently enacted the California Consumer Privacy Act (“CCPA”), which took effect on January 1, 2020. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. On January 1, 2023, the CCPA was amended by the California Consumer Privacy Act (“CPRA”). The CPRA expands upon and enhances the provisions of the CCPA. Further, the CPRA establishes its own enforcement body. The CCPA/CPRA may increase our compliance costs and potential liability. Similar privacy legislation in the vein of the CCPA has been proposed in a number of states. Indeed, Virginia, Colorado, Utah, and Connecticut have also enacted similar statutes; the Virginia Consumer Data Protection Act (“VCDPA”), the Colorado Privacy Act (“CPA”), the Utah Consumer Privacy Act (“UCPA”), and Connecticut’s CTDPA. In addition, a dozen other states have data privacy bills either introduced or in committee, with the expectation that they will be enacted in coming years, further complicating the compliance landscape. In the wake of the enactment of the foregoing statutes, operationally, the impact of compliance has immediate effect. To be sure, all the statues require certain access and consent rights be extended to internet users. Therefore, compliance would necessarily involve an additional layer of infrastructure to accommodate such right.

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

Brazil and China have also established data protection statutory frameworks as well.

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

Our Employees and Culture

As of March 28, 2023, we had 16 full time employees, and 0 consultants. None of our employees are represented by a union or parties to a collective bargaining agreement. We believe our employee relations to be good.

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

Implications of Being an Emerging Growth Company and a Smaller Reporting Company

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

•	obtain stockholder approval of any golden parachute payments not previously approved.

We will cease to be an emerging growth company upon the earliest of the:

•	last day of the fiscal year in which we have $1.235 billion or more in total annual gross revenues;
•	date on which we become a “large accelerated filer” (the fiscal year-end on which the total market value of our common equity securities held by non-affiliates is $700 million or more as of June 30);
•	date on which we issue more than $1.0 billion of non-convertible debt over a three-year period; or
•	last day of the fiscal year following the fifth anniversary of our initial public offering.

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

Finally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates exceeds $250 million as of the end of the second fiscal quarter of that year, or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates exceeds $700 million as of the end of the second fiscal quarter of that year.

ITEM 1A. RISK FACTORS

Not applicable to smaller reporting companies.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

On July 14, 2021, as amended on February 1, 2022 and September 19, 2022, we entered into a lease agreement for the use of our current office space located at 500 7th Avenue, 8th Floor, New York, New York 10018. For the six month period ended August 31, 2022, the lease was for approximately 917 square feet for $15,630 per month and for the six month period ended March 31, 2023, the lease was for approximately 50 square feet for $2,442 per month. We believe that our facilities are adequate for our current needs and that suitable additional or substitute space would be available if needed.

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

In August 2022, we received subpoenas from both the SEC and the United States Attorney’s Office for the Southern District of New York requesting certain information from us relating to revenue in connection with two of our customers. Kubient is fully cooperating with both of these agencies.

In addition, the following material legal proceedings were recently settled:

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

Holders of Record

As of March 28, 2023, we had approximately 33 holders of record of our common stock.

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

Recent Sales of Unregistered Securities

None.

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

Results of Operations

Year Ended December 31, 2022 Compared With Year Ended December 31, 2021

	For the Years Ended
	December 31,
	2022	2021
Net Revenues	$2,403,408	$2,737,767

Costs and Expenses:
Sales and marketing	3,779,509	3,032,133
Technology	3,177,497	3,079,752
General and administrative	6,558,052	6,117,601
Loss on legal settlement	—	880,381
Impairment loss on intangible assets	2,626,974	—
Impairment loss on property and equipment	49,948	—
Impairment loss on goodwill	463,000	—
Total Costs and Expenses	16,654,980	13,109,867
Loss From Operations	(14,251,572)	(10,372,100)

Other (Expense) Income:
Interest expense	(10,909)	(8,383)
Interest income	18,597	88,537
Change in fair value of contingent consideration	613,000	—
Other income	11,000	233
Total Other Income	631,688	80,387
Net Loss	$(13,619,884)	$(10,291,713)

Net Revenues

For the year ended December 31, 2022, net revenues decreased by $334,359, or 12%, to $2,403,408 from $2,737,767 for the year ended December 31, 2021. The decrease in net revenues was primarily associated with a decrease of net revenues associated with a major customer as compared to the 2021 period, partially offset by revenues generated in the 2022 period related to customer contracts acquired in connection with our acquisition of MediaCrossing in November 2021.

Sales and Marketing

For the year ended December 31, 2022, sales and marketing expenses increased by $747,376, or 25%, to $3,779,509 from $3,032,133 for the year ended December 31, 2021. The increase is primarily attributable to increases in headcount and associated costs of approximately $1,100,000 including executives hired during 2021, software subscriptions of approximately $114,000, public relations of approximately $24,000 in conjunction with decrease of consulting fees of approximately $120,000 and selling expenses of approximately $371,000 associated with a major customer as compared to the 2021 period.

Technology

For the year ended December 31, 2022, technology expenses increased by $97,745, or 3%, to $3,177,497 from $3,079,752 for the year ended December 31, 2021. The increase is primarily attributable to increases in headcount costs of $398,000, stock-based compensation expense of approximately $176,000, cloud hosting expenses of approximately $150,000, partially offset by decreases in technology programming fees of approximately $467,000 related to the termination of our Russian contractors, amortization expense of approximately $117,000, consulting fees of approximately $30,000, software subscriptions of approximately $10,000 and travel and entertainment expenses of approximately $2,000.

General and Administrative

For the year ended December 31, 2022, general and administrative expenses increased by $440,451, or 7%, to $6,558,052 from $6,117,601 for the year ended December 31, 2021. The increase is primarily attributable to increases in legal and professional fees of approximately $601,000 primarily related to increased legal costs, stock-based compensation expense of approximately $243,000, rent expense of approximately $97,000, board fees of approximately $108,000, dues and memberships fees of approximately $43,000, state franchise tax expense of approximately $43,000, travel and entertainment expenses of approximately $19,000, software subscriptions of approximately $12,000, partially offset by decreases in recruiting fees of approximately $224,000, consulting fees of approximately $252,000 primarily related to the hiring of an outside compensation consultant, insurance expense of approximately $40,000, office related expenses of approximately $25,000, bad debt expense of approximately $16,000 and headcount costs of approximately $169,000.

Impairment Loss on Intangible Assets, Property and Equipment and Goodwill

During the year ended December 31, 2022, we recognized an impairment loss on intangible assets of $2,626,974, an impairment loss on property and equipment of $49,948 and an impairment loss on goodwill of $463,000.

During the year ended December 31, 2022, we identified triggering events that indicated its finite-lived intangible assets and goodwill were at risk of impairment and, as such, performed the required quantitative impairment assessment to ultimately evaluate whether carrying value exceeded fair value. The primary triggers for the impairment review were a loss of customers as well as a reduction in the value of Kubient’s market capitalization. As a result of the quantitative assessments, we determined the intangible assets and goodwill were fully impaired.

Loss on Legal Settlement

The Company recognized a loss on legal settlement of $880,381 for the year ended December 31, 2021 related to a settlement agreement reached in March 2022 wherein we made a cash payment of $975,000 to Lo70s in consideration of the dismissal of the ligation among the parties, as well as the releases and covenants of the parties.

Other Income

For the year ended December 31, 2022, the Company had other income of $631,688 as compared to other income of $80,387 during the year ended December 31, 2021. The increase in other income is primarily due to the change in fair value contingent consideration approximately $613,000, primarily due to the decline in the Company’s stock price as well as changes in the likelihood that forecasted milestones would be met for the remainder of 2022.

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

For the years ended December 31, 2022 and 2021, EBITDA and Adjusted EBITDA consisted of the following:

	For the Years Ended
	December 31,
	2022	2021
Net Loss	$(13,619,884)	$(10,291,713)
Interest expense	10,909	8,383
Interest income	(18,597)	(88,537)
Change in fair value of contingent consideration	(613,000)	—
Depreciation and amortization	330,993	452,136
EBITDA	(13,909,579)	(9,919,731)

Adjustments:
Stock-based compensation expense	991,487	724,042
Adjusted EBITDA	$(12,918,092)	$(9,195,689)

Adjusted Loss Per Share	$(0.90)	$(0.67)
Weighted Average Common Shares Outstanding -
Basic and Diluted	14,319,060	13,695,700

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

Liquidity and Capital Resources

We measure our liquidity in a number of ways, including the following:

	For the Years Ended
	December 31,
	2022	2021
Cash and cash equivalents	$14,739,484	$24,907,963
Working capital	$12,873,338	$22,676,301

Availability of Additional Funds

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

Cash Flows

Year Ended December 31, 2022 Compared With Year Ended December 31, 2021

Our sources and uses of cash were as follows:

Cash Flows From Operating Activities

We experienced negative cash flows from operating activities for the years ended December 31, 2022 and 2021 in the amounts of $9,599,932 and $7,674,792, respectively. The net cash used in operating activities for the year ended December 31, 2022 was primarily a result of cash used to fund a net loss of $13,619,884, adjusted for net non-cash expenses of $3,856,402, partially offset by $163,550 of net cash provided by changes in the levels of operating assets and liabilities. The net cash used in operating activities for the year ended December 31, 2021 was primarily a result of cash used to fund a net loss of $10,291,713, adjusted for net non-cash expenses of $1,198,876, partially offset by $1,418,045 of net cash provided by changes in the levels of operating assets and liabilities.

Cash Flows From Investing Activities

Net cash used in investing activities for the year ended December 31, 2022 was $16,549, which was attributable to purchases of property and equipment. Net cash used in investing activities for the year ended December 31, 2021 was $1,672,486, which was attributable to purchases of intangible assets, property and equipment as well as the MediaCrossing purchase consideration.

Cash Flows From Financing Activities

We experienced negative and positive cash flows from financing activities for the years ended December 31, 2022 and 2021 in the amounts of $(551,998) and $9,473,113, respectively. During the year ended December 31, 2022, $402,155 of cash was used to repay financed director and officer insurance premiums and $149,843 was used to repay our PPP loan. During the year ended December 31, 2021, $9,787,149 of proceeds were from exercises of options and warrants, partially offset by $145,050 of cash used to repay financed director and officer insurance premiums and $177,347 was used to partially repay our PPP loan.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Kubient, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Kubient, Inc. (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Los Angeles, CA

March 30, 2023

Kubient, Inc.

Consolidated Balance Sheets

	December 31,
	2022	2021
Assets
Current Assets:
Cash and cash equivalents	$14,739,484	$24,907,963
Accounts receivable, net	135,658	2,291,533
Other receivables	—	526,070
Prepaid expenses and other current assets	346,935	495,178
Total Current Assets	15,222,077	28,220,744
Intangible assets, net	—	2,946,610
Goodwill	—	463,000
Property and equipment, net	—	44,756
Deferred financing costs	10,000	10,000
Total Assets	$15,232,077	$31,685,110

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable - suppliers	$673,781	$1,844,544
Accounts payable - trade	816,190	659,362
Accrued expenses and other current liabilities	830,365	2,493,287
Deferred revenue	28,403	395,914
Current portion of notes payable	—	151,336
Total Current Liabilities	2,348,739	5,544,443
Contingent consideration	—	613,000
Notes payable, non-current portion	78,900	77,407
Total Liabilities	2,427,639	6,234,850

Commitments and contingencies (Note 10)

Stockholders’ Equity:
Preferred stock, $0.00001 par value; 5,000,000 shares authorized; No shares issued and outstanding as of December 31, 2022 and 2021	—	—
Common stock, $0.00001 par value; 95,000,000 shares authorized; 14,456,035 and 14,253,948 shares issued and outstanding as of December 31, 2022 and 2021, respectively	145	143
Additional paid-in capital	53,004,967	52,030,907
Accumulated deficit	(40,200,674)	(26,580,790)
Total Stockholders’ Equity	12,804,438	25,450,260
Total Liabilities and Stockholders’ Equity	$15,232,077	$31,685,110

The accompanying notes are an integral part of these consolidated financial statements.

Kubient, Inc.

Consolidated Statements of Operations

	For the Years Ended
	December 31,
	2022	2021
Net Revenues	$2,403,408	$2,737,767

Costs and Expenses:
Sales and marketing	3,779,509	3,032,133
Technology	3,177,497	3,079,752
General and administrative	6,558,052	6,117,601
Loss on legal settlement	—	880,381
Impairment loss on intangible assets	2,626,974	—
Impairment loss on property and equipment	49,948	—
Impairment loss on goodwill	463,000	—
Total Costs and Expenses	16,654,980	13,109,867
Loss From Operations	(14,251,572)	(10,372,100)

Other (Expense) Income:
Interest expense	(10,909)	(8,383)
Interest income	18,597	88,537
Change in fair value of contingent consideration	613,000	—
Other income	11,000	233
Total Other Income	631,688	80,387
Net Loss	$(13,619,884)	$(10,291,713)

Net Loss Per Share - Basic and Diluted	$(0.95)	$(0.75)

Weighted Average Common Shares Outstanding - Basic and Diluted	14,319,060	13,695,700

The accompanying notes are an integral part of these consolidated financial statements.

Kubient, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

For the Years Ended December 31, 2022 and 2021

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance - January 1, 2021	11,756,109	$118	$40,770,504	$(16,289,077)	$24,481,545

Shares issued upon exercise of warrants, net of issuance costs [1]	2,156,322	21	9,703,609	—	9,703,630

Common stock issued upon exercise of options	2,815	—	8,361	—	8,361

Shares issued as partial consideration for intangible asset	100,000	1	531,999	—	532,000

Stock-based compensation:

Common stock	238,702	3	993,044	—	993,047

Options	—	—	23,390	—	23,390

Net loss	—	—	—	(10,291,713)	(10,291,713)

Balance - December 31, 2021	14,253,948	143	52,030,907	(26,580,790)	25,450,260

Surrender and cancellation of common stock	(11,720)	—	(54,871)	—	(54,871)

Stock-based compensation:

Common stock	213,807	2	1,020,091	—	1,020,093

Options	—	—	8,840	—	8,840

Net loss	—	—	—	(13,619,884)	(13,619,884)

Balance - December 31, 2022	14,456,035	$145	$53,004,967	$(40,200,674)	$12,804,438

[1] Includes gross proceeds of $10,169,027, less issuance costs of $465,397.

The accompanying notes are an integral part of these consolidated financial statements.

Kubient, Inc.

Consolidated Statements of Cash Flows

	For the Years Ended
	December 31,
	2022	2021
Cash Flows From Operating Activities:
Net loss	$(13,619,884)	$(10,291,713)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	7,000	22,698
Impairment loss on intangible assets	2,626,974	—
Impairment loss on property and equipment	49,948	—
Impairment loss on goodwill	463,000	—
Depreciation and amortization	330,993	452,136
Change in fair value of contingent consideration	(613,000)	—
Stock-based compensation:
Common stock	982,647	700,652
Options	8,840	23,390
Changes in operating assets and liabilities:
Accounts receivable	2,148,875	(940,477)
Other receivable	505,996	3,955
Prepaid expenses and other current assets	507,500	73,491
Accounts payable - suppliers	(1,170,763)	1,508,516
Accounts payable - trade	156,828	(447,242)
Accrued expenses and other current liabilities	(1,617,375)	1,467,306
Deferred revenue	(367,511)	(247,504)
Net Cash Used In Operating Activities	(9,599,932)	(7,674,792)

Cash Flows From Investing Activities:
Purchase of intangible assets	—	(1,133,072)
Purchase consideration of MediaCrossing	—	(500,000)
Purchase of property and equipment	(16,549)	(39,414)
Net Cash Used In Investing Activities	(16,549)	(1,672,486)

Cash Flows From Financing Activities:
Proceeds from exercise of warrants [1]	—	9,787,149
Proceeds from exercise of options	—	8,361
Repayment of PPP loan	(149,843)	(177,347)
Repayment of financed director and officer insurance premiums	(402,155)	(145,050)

Net Cash (Used In) Provided By Financing Activities	(551,998)	9,473,113

Net (Decrease) Increase In Cash and Cash Equivalents	(10,168,479)	125,835

Cash and Cash Equivalents - Beginning of the Period	24,907,963	24,782,128

Cash and Cash Equivalents - End of the Period	$14,739,484	$24,907,963

[1] Includes gross proceeds of $10,169,027, less issuance costs of $381,878.

The accompanying notes are an integral part of these consolidated financial statements.

Kubient, Inc.

Consolidated Statements of Cash Flows (Continued)

	For the Years Ended
	December 31,
	2022	2021

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
Interest	$7,291	$7,912
Income taxes	$—	$—

Non-cash investing and financing activities:
Surrender and cancellation of common stock	$(18,683)	$—
Shares of common stock issued in satisfaction of accrued issuable equity	$—	$507,044
Accrual of warrant exercise issuance costs	$—	$83,519
Shares issued as partial consideration for intangible asset	$—	$532,000
Financing of insurance premiums	$357,866	$362,625
Contingent consideration	$—	$613,000

The accompanying notes are an integral part of these consolidated financial statements.

Kubient, Inc.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2022 and 2021

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

Risks and Uncertainties

The worldwide spread of the novel coronavirus (“COVID-19”), including the emergence of variants and subvariants, as well as rising interest rates, inflation, changes in foreign currency exchange rates and geopolitical developments (including the war in Ukraine) have resulted, and may continue to result, in a global slowdown of economic activity, which may decrease demand for a broad variety of goods and services, including those provided by the Company’s clients, while also disrupting supply channels, sales channels and advertising and marketing activities for an unknown period of time until economic activity normalizes. As a result of the current uncertainty in economic activity, the Company is unable to predict the size and duration of the impact on its revenue and its results of operations. The extent of the impact of these macroeconomic factors on the Company’s operational and financial performance will depend on a variety of factors, including the duration and spread of COVID-19 and its variants and the duration and the extent of geopolitical disruption and their respective impacts on the Company’s clients, partners, industry, and employees, all of which are uncertain at this time and cannot be accurately predicted.  For example, many of the Company’s employees adopted a hybrid work schedule consisting of both in-person work and working from home. Additionally, the Company began to decrease the use of its physical offices paces in order to conserve its capital for other post-COVID business development initiatives.  The Company continues to monitor the effects of the COVID-19 pandemic and take steps deemed appropriate to limit the impact on its business.

Similarly, the economic uncertainty caused by the COVID-19 pandemic has made and may continue to make it difficult for the Company to forecast revenue and operating results and to make decisions regarding operational cost structures and investments. The Company has committed, and the Company plans to continue to commit, resources to grow its business, employee base, and technology development, and such investments may not yield anticipated returns, particularly if worldwide business activity continues to be impacted by the COVID-19 pandemic. The duration and extent of the impact from the COVID-19 pandemic depend on future developments that cannot be accurately predicted at this time, and if the Company is not able to respond to and manage the impact of such events effectively, its business may be harmed.

Kubient, Inc.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2022 and 2021

There can be no assurance that precautionary measures, whether adopted by the Company or imposed by others, will be effective, and such measures could negatively affect its sales, marketing, and client service efforts, delay and lengthen its sales cycles, decrease its employees’, clients’, or partners’ productivity, or create operational or other challenges, any of which could harm its business and results of operations.

See Note 2 – Significant Accounting Policies – Cash and Cash Equivalents for additional details regarding Silicon Valley Bank (“SVB”).

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The summary of significant accounting policies presented below is designed to assist in understanding the Company’s consolidated financial statements. Such consolidated financial statements and accompanying notes are the representations of Company’s management, who is responsible for their integrity and objectivity.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company’s significant estimates used in these financial statements include, but are not limited to, fair value calculations for equity securities, revenue recognition, stock-based compensation, useful lives of intangibles assets, the collectability of receivables, the recoverability and useful lives of long-lived assets and the valuation allowance related to the Company’s deferred tax assets. Certain of the Company’s estimates could be affected by external conditions, including those unique to the Company and general economic conditions. It is reasonably possible that these external factors could have an effect on the Company’s estimates and may cause actual results to differ from those estimates.

Liquidity

As of December 31, 2022, the Company had cash and cash equivalents of $14,739,484 and working capital of $12,873,338. During the year ended December 31, 2022, the Company incurred a net loss of $13,619,884 and used cash in operating activities of $9,599,932.

The Company believes its current cash on hand is sufficient to meet its operating and capital requirements for at least the next twelve months from the date these financial statements are issued. The Company’s operating needs include the planned costs to operate its business, including amounts required to fund working capital and capital expenditures. The Company’s future capital requirements and the adequacy of its available funds will depend on many factors, including the Company’s ability to successfully commercialize its products and services, competing technological and market developments, and the need to enter into collaborations with other companies or acquire other companies or technologies to enhance or complement the Company’s product and service offerings.

Since inception, the Company’s operations have primarily been funded through proceeds received in equity and debt financings. The Company believes it has access to capital resources and continues to evaluate additional financing opportunities. There is no assurance that the Company will be able to obtain funds on commercially acceptable terms, if at all. There is also no assurance that the amount of funds the Company might raise will enable the Company to complete its development initiatives or attain profitable operations.

Principles of Consolidation

The consolidated financial statements of the Company include the accounts of Fidelity Media, LLC (“Fidelity”), the Company’s wholly owned subsidiary. All intercompany transactions have been eliminated in the consolidation.

Kubient, Inc.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2022 and 2021

Segment Reporting

The Company operates a single segment business. The Company’s chief operating decision maker (“CODM”) is a group consisting of its entire management team (Chief Executive Officer, Chief Financial Officer, Chief Technology Officer and Chief Product Officer). The CODM views the Company’s operating performance on a consolidated basis as Kubient’s only business provides advertisers and publishers with technology to execute on their digital advertising goals.

Cash and Cash Equivalents

The Company maintains cash and cash equivalents in bank accounts, which, at times, may exceed Federal Deposit Insurance Corporation (“FDIC”) insured limits. The Company has not experienced any losses in such accounts. As of December 31, 2022, and 2021, the Company had cash balances of $13,489,484 and $23,407,963, respectively, in excess of FDIC insured limits. The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

On March 10, 2023, SVB was closed by the California Department of Financial Protection and Innovation, and the FDIC was appointed as receiver. Thus, on March 17, 2023, the Company moved the majority of its funds on deposit at SVB to other banks, with the intention to move the remainder of its funds on deposit at SVB once the Company has transitioned all accounting and payroll functions connected to its account at SVB to accounts at other banks, such as our depository account at JP Morgan Chase. While the Company does not anticipate any losses, liquidity issues, or capital resource constraints arising as a result of the winding down of its accounts at SVB, it cannot predict at this time to what extent it or its collaborators, employees, suppliers, and/or vendors could be negatively impacted by the closure of SVB and other macroeconomic and geopolitical events.

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

For the Years Ended December 31, 2022 and 2021

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

As of December 31, 2022 and 2021, the Company did not have any contract assets from contracts with customers. During the year ended December 31, 2022, the Company recognized $395,914 of revenue that was deferred as of December 31, 2021. As of December 31, 2022 and 2021, the Company had $531 and $395,914, respectively, of contract liabilities where performance obligations have not yet been satisfied. The Company expects to satisfy its remaining performance obligations and recognize the revenue within the next twelve months. During the years ended December 31, 2022 and 2021, there was no revenue recognized from performance obligations satisfied (or partially satisfied) in previous periods.

Accounts Receivable and Accounts Payable

Accounts receivable are carried at their contractual amounts, less an estimate for uncollectible amounts. As of December 31, 2022 and 2021, there was an allowance for uncollectible amounts of $12,651 and $12,149, respectively. Management estimates the allowance for bad debts based on existing economic conditions, the financial conditions of the customers, and the amount and age of past due accounts.

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

Kubient, Inc.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2022 and 2021

Deferred Financing Costs

Deferred financing costs, which consist of direct, incremental professional fees incurred in connection with the Company’s future offerings of equity and debt securities that have yet to close, are capitalized as non-current assets on the consolidated balance sheet. Upon the closing of the offering, the deferred offering costs are either (i) charged off against the offering proceeds in connection with an equity offering or (ii) reclassified such that they represent a reduction in the carrying amount of the face value of the debt security.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation which is recorded commencing at the in-service date using the straight-line method at rates sufficient to charge the cost of depreciable assets to operations over their estimated useful lives, which is three years. Leasehold improvements are amortized over the lesser of (a) the useful life of the asset; or (b) the remaining lease term. Maintenance and repairs are charged to operations as incurred. The Company capitalizes cost attributable to the betterment of property and equipment when such betterment extends the useful life of the assets. See Note 4 – Intangible and Other Long-Lived Assets for disclosure of the impairment of property and equipment during the year ended December 31, 2022.

Intangible Assets

Intangible assets are comprised of costs to acquire and develop computer software, including (i) the costs to acquire third-party data which is used to improve the Company’s artificial intelligence platform for client use as well as (ii) the costs to acquire third-party software as well as the related source code. The intangible assets have estimated useful lives of two years for the computer software and five years for the capitalized data. Once placed into service, the Company amortizes the cost of the intangible assets over their estimated useful lives on a straight-line basis. See Note 4 – Intangible and Other Long-Lived Assets for disclosure of the impairment of intangible assets during the year ended December 31, 2022.

Impairment of Long-Lived Assets

The Company reviews for the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable. An impairment would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. The Company followed the accounting guidance provided by ASC 360-10 and used the fair value, quoted price from potential buyers, to measure the impairment loss.

During the year ended December 31, 2022, the Company recorded an impairment loss on intangible assets of $2,626,974, an impairment loss on property and equipment of $49,948 and an impairment loss on goodwill of $463,000. The primary triggers for the impairment review were a loss of customers as well as a reduction in the value of Kubient’s market capitalization. As a result of the quantitative assessments, the Company determined the intangible assets and goodwill were fully impaired. The Company did not record any impairment losses during the year ended December 31, 2021. See Notes 4 and 5 for additional details.

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

For the Years Ended December 31, 2022 and 2021

Level 2 — quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 — inputs that are unobservable (for example, cash flow modeling inputs based on assumptions)

The carrying amounts of the Company’s financial instruments, such as cash, accounts receivable, accounts payable and notes payable approximate fair value due to the short-term nature of these instruments. The carrying amounts of the Company’s short — term credit obligations approximate fair value because the effective yields on these obligations, which include contractual interest rates, are comparable to rates of returns for instruments of similar credit risk.

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

Advertising Costs

Advertising costs are charged to operations in the year incurred and totaled approximately $294,000 and $270,000 for the years ended December 31, 2022 and 2021, respectively, and are reflected in general and administrative expenses in the consolidated statements of operations.

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

For the Years Ended December 31, 2022 and 2021

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

The following shares were excluded from the calculation of weighted average dilutive common shares because their inclusion would have been anti-dilutive:

	For the Years Ended
	December 31,
	2022	2021
Warrants [1]	5,122,074	5,122,074
Restricted stock units	651,242	100,000
Restricted stock awards	58,336	166,489
Performance share units	219,376	—
Stock options	36,667	94,447
	6,087,695	5,483,010

[1] Includes shares underlying warrants that are exercisable into an aggregate of (i) 368,711 shares of common stock, and (ii) five-year warrants to purchase 368,711 shares of common stock at an exercise price of $5.50 per share.

Recently Adopted Accounting Standards

In February 2016, the FASB issued ASU 2016-02“, “Leases (Topic 842)” (“ASU 2016-02”), as amended, with guidance regarding the accounting for and disclosure of leases. The update requires that a lessee recognize the assets and liabilities related to all leases, including operating leases, with a term greater than 12 months on the balance sheet. This update also requires lessees and lessors to disclose key information about their leasing transactions. In May 2020, the FASB issued ASU 2020-05 that deferred these dates one year for all other entities, including emerging growth companies. This standard is effective for annual reporting periods beginning after December 15, 2021, and interim periods within annual periods beginning after December 15, 2022. Early adoption is permitted. The Company adopted ASU 2016-02 during the fiscal year ended December 31, 2022. The Company elected the practical expedient for leases with terms less than one year, such that there was not a material impact of adopting the new standard on the Company’s consolidated financial statements and disclosures.

Kubient, Inc.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2022 and 2021

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

In August 2020, the FASB issued ASU 2020-06, “Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”) which simplifies the accounting for convertible instruments by eliminating certain accounting models when the conversion features are not required to be accounted for as derivatives under Topic 815, Derivatives and Hedging, or that do not result in substantial premiums accounted for as paid-in-capital. Under this ASU, certain debt instruments with embedded conversion features will be accounted for as a single liability measured at its amortized cost. Additionally, this ASU eliminates the treasury stock method to calculate diluted earnings per share for convertible instruments. The new guidance is effective for annual periods beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted. The Company adopted ASU 2020-06 effective January 1, 2022 which eliminated the need to assess whether a beneficial conversion feature needed to be recognized upon either (a) the future issuance of new convertible notes; or (b) the resolution of any contingent beneficial conversion features. The adoption of ASU 2020-06 on a modified retrospective basis did not have an impact on the Company’s consolidated financial statements.

In May 2021, the FASB issued ASU 2021-04, “Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options” (“ASU 2021-04”). This new standard provides clarification and reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (such as warrants) that remain equity classified after modification or exchange. This standard is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Issuers should apply the new standard prospectively to modifications or exchanges occurring after the effective date of the new standard. Early adoption is permitted, including adoption in an interim period. If an issuer elects to early adopt the new standard in an interim period, the guidance should be applied as of the beginning of the fiscal year that includes that interim period. The Company adopted ASU 2021-04 effective January 1, 2022 and such adoption did not have a material impact on the Company’s consolidated financial statements or disclosures.

Recently Issued Accounting Standards

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). In April 2020, the FASB issued clarification to ASU 2016-13 within ASU 2020-04, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. In November 2019, as a result of the issuance of ASU 2019-10, the FASB deferred the required adoption of ASC 326, such that it is now effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company adopted ASU 2016-13 effective January 1, 2023 and such adoption did not have a material impact on the Company’s consolidated financial statements or disclosures.

In October 2021, the FASB issued ASU 2021-08, “Business Combinations (Topic 805)” (“ASU 2021-08”). The ASU improves the accounting for acquired revenue contracts with customers in a business combination by addressing diversity in practice and inconsistency related to recognition of an acquired contract liability and payment terms and their effect on subsequent revenue recognized by the acquirer. The update is effective for annual and interim periods within the fiscal year beginning after December 15, 2022, and early adoption is permitted, including adoption in an interim period. The Company adopted ASU 2021-08 effective January 1, 2023 and such adoption did not have a material impact on the Company’s consolidated financial statements or disclosures.

Kubient, Inc.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2022 and 2021

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

Kubient, Inc.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2022 and 2021

The aggregate purchase price was allocated to the assets acquired and liabilities assumed as follows:

Purchase Consideration:
Cash	$500,000
Contingent consideration	613,000

Total Purchase Consideration	1,113,000

Less:
Customer contracts and related customer relationships (1)	580,000
Restrictive covenant agreements (1)	70,000
Debt-free net working capital	—

Fair Value of Identified Net Assets	650,000

Remaining Unidentified Goodwill Value	$463,000
(1)	As part of the valuation analysis, the Company identified (i) customer contracts and related customer relationships and (ii) restrictive covenant agreements as intangible assets. The fair value of the identifiable intangible assets is determined using the “income approach”. The customer contracts and related customer relationships have an estimated useful life of five (5) years and the restrictive covenant agreements have an estimated useful life of three (3) years.

The components of debt free net working capital deficit are as follows:

Current Assets:
Prepaid expenses and other current assets	$109,083
Other receivables	526,070

Total Current Assets	635,153

Current Liabilities:
Deferred revenue	628,418
Accrued expenses and other current liabilities	6,735

Total Current Liabilities	635,153

Debt-Free Net Working Capital	$—

Goodwill was recorded based on the amount by which the purchase price exceeded the fair value of the net assets acquired and the amount is attributable to the reputation of the business acquired, the workforce in place and the synergies to be achieved from this acquisition. Goodwill is deductible for tax purposes. See Note 5 – Goodwill for additional information regarding the Company’s goodwill.

The consolidated financial statements of the Company include the results of operations of MediaCrossing from November 30, 2021 to December 31, 2021. The results of operations of MediaCrossing from November 30, 2021 to December 31, 2021 included revenues of $154,954 and a net loss of $18,447.

Kubient, Inc.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2022 and 2021

The net revenues and loss for the year ended December 31, 2021, as if the Transaction had occurred on January 1, 2021, are $5,439,093 and $12,510,391. The pro forma information is compiled from the pre-acquisition financial information of MediaCrossing and includes certain pro forma adjustments for the amortization of intangible assets and transaction costs.

NOTE 4 - INTANGIBLE AND OTHER LONG-LIVED ASSETS

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

During the year ended December 31, 2022, the Company identified triggering events that indicated its long-lived assets including its definite-lived intangible assets were at risk of impairment and, as such, performed a quantitative impairment assessment to evaluate recoverability and, ultimately, whether carrying value exceeded fair value. The primary triggers for the impairment review were a loss of customers as well as a reduction in the value of Kubient’s market capitalization. As a result of the quantitative assessments, the Company determined the fair value of the asset group was less than the carrying value and, accordingly, determined the Company’s long-lived assets were fully impaired. As a result, during the year ended December 31, 2022, the Company recognized an impairment loss on intangible assets and property and equipment of $2,626,974 and $49,948, respectively, in its consolidated statements of operations.

Intangible assets consisted of the following:

	December 31,
	2022	2021
Acquired data	$—	$1,300,336
Acquired software	—	183,072
Acquired customer lists	—	2,162,000
Restrictive covenant agreements	—	70,000
	—	3,715,408
Less: accumulated amortization	—	(768,798)
Intangible assets, net	$—	$2,946,610

Kubient, Inc.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2022 and 2021

Amortization of intangible assets consisted of the following:

			Acquired	Restrictive
	Acquired	Acquired	Customer	Covenant	Accumulated
	Data	Software	Lists	Agreements	Amortization	Total
Balance as of January 1, 2021	$1,300,336	$100,000	$—	$—	$(328,486)	$1,071,850
Additions	—	83,072	2,162,000	70,000	—	2,315,072
Amortization expense	—	—	—	—	(440,312)	(440,312)
Balance as of December 31, 2021	1,300,336	183,072	2,162,000	70,000	(768,798)	2,946,610
Additions	—	—	—	—	—	—
Amortization expense	—	—	—	—	(319,636)	(319,636)
Impairment loss on intangible assets	(1,300,336)	(183,072)	(2,162,000)	(70,000)	1,088,434	(2,626,974)
Balance as of December 31, 2022	$—	$—	$—	$—	$—	$—
Weighted average remaining amortization period at December 31, 2022 (in years)	0.0	0.0	0.0	0.0	0.0

			Acquired	Restrictive
	Acquired	Acquired	Customer	Covenant	Accumulated
	Data	Software	Lists	Agreements	Amortization
Balance as of January 1, 2021	$261,819	$66,667	$—	$—	$328,486
Amortization expense	252,081	48,538	138,528	1,165	440,312
Balance as of December 31, 2021	513,900	115,205	138,528	1,165	768,798
Amortization expense	126,040	10,929	171,000	11,667	319,636
Impairment loss on intangible assets	(639,940)	(126,134)	(309,528)	(12,832)	(1,088,434)
Balance as of December 31, 2022	$—	$—	$—	$—	$—

Kubient, Inc.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2022 and 2021

NOTE 5 – GOODWILL

During the year ended December 31, 2022, the Company identified triggering events that indicated its goodwill associated with its acquisition of MediaCrossing was at risk of impairment and, as such, performed a quantitative impairment assessment to determine whether the fair value of the reporting unit (determined to be the Company) exceeded its fair value. The primary triggers for the impairment review were a loss of customers as well as a reduction in the value of Kubient’s market capitalization. As a result of the quantitative assessments, the Company determined the fair value of the reporting unit was less than the carrying value and, accordingly, determined the Company’s goodwill was fully impaired. As a result, during the year ended December 31, 2022, the Company recognized an impairment loss on goodwill of $463,000 on its consolidated statements of operations.

Changes in goodwill during the years ended December 31 2022 and 2021 were as follows:

	2022	2021
Beginning balance Janaury 1,	$463,000	$—
Acquisition of MediaCrossing	—	463,000
Impairment of goodwill	(463,000)	—
Ending balance December 31,	$—	$463,000

NOTE 6 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

	December 31,
	2022	2021
Accrued bonuses	$215,761	$554,997
Accrued payroll	—	13,750
Financed director and officer insurance premiums	168,480	217,575
Accrued supplier expenses	44,949	67,971
Accrued legal settlement	—	975,000
Accrued legal and professional fees	49,832	20,323
Accrued commissions	4,181	36,109
Accrued media commissions	—	138,028
Credit card payable	226,679	328,075
Accrued programming expenses	—	1,750
Accrued issuable equity	—	1,258
Accrued interest	11,220	9,017
Accrued warrant exercise costs	83,519	83,519
Other	25,744	45,915
Total accrued expenses and other current liabilities	$830,365	$2,493,287

Kubient, Inc.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2022 and 2021

NOTE 7 — INCOME TAXES

The provision for income taxes consists of the following provisions/(benefits):

	For the Years Ended
	December 31,
	2022	2021
Deferred tax benefit:
Federal	$(3,109,180)	$(2,183,635)
State and local	(992,144)	(978,739)
	(4,101,324)	(3,162,374)
Change in valuation allowance	4,101,324	3,162,374
Provision for income taxes	$—	$—

The provision for income taxes differs from the statutory federal income tax rates as follows:

	For the Years Ended
	December 31,
	2022	2021
Tax expense at the federal statutory rate	21.0%	21.0%
State taxes, net of federal benefit	8.0%	8.7%
Permanent differences	(0.0)%	(0.2)%
True-up	1.1%	1.2%
Change in valuation allowance	(30.1)%	(30.7)%
Effective income tax rate	0.0%	0.0%

The components of deferred tax assets as of December 31, 2022 and 2021 relate to temporary differences and carryforwards as follows:

	December 31,
	2022	2021

Net operating loss carryforwards	$7,939,954	$5,383,659
Stock-based compensation expense	450,807	169,427
Deferred revenue	8,076	7,972
Accrued legal settlement	—	290,948
Section 174 expenditures	549,158	—
Other reserve	85,638	59,682
Intangibles	922,090	211,651
Tax credits	322,990	90,952
Deferred tax assets	10,278,713	6,214,291

Fixed assets	—	(36,902)
Deferred tax liabilities	—	(36,902)

Valuation allowance	(10,278,713)	(6,177,389)
Deferred tax assets, net	$—	$—

Kubient, Inc.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2022 and 2021

As of December 31, 2022, the Company had approximately $27,362,000 of federal net operating loss (“NOL”) carryforwards that may be available to offset future taxable income. As of that date, approximately $533,000 of federal net operating losses will expire in 2037 and approximately $26,829,000 have no expiration. In addition, the Company has approximately $323,000 of federal research and development credit carryforwards that begin to expire in 2037. The Company also had approximately $42,888,000 of state and local NOLs that begin to expire in 2037. The utilization of NOL carryforwards and research and development credits to offset future taxable income may be subject to limitations under Section 382 of the Internal Revenue Code and similar state statutes as a result of ownership changes that could occur in the future. If necessary, the deferred tax assets will be reduced by any carryforward that expires prior to utilization as a result of such limitations, with a corresponding reduction of the valuation allowance.

The Company has assessed the likelihood that deferred tax assets will be realized in accordance with the provisions of ASC 740 Income Taxes (“ASC 740”). ASC 740 requires that such a review considers all available positive and negative evidence, including the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies. ASC 740 requires that a valuation allowance be established when it is “more likely than not” that all, or a portion of, deferred tax assets will not be realized. After the performance of such reviews as of December 31, 2022 and 2021, management believes that uncertainty exists with respect to future realization of its deferred tax assets and has, therefore, established a full valuation allowance as of those dates. Thus, the Company increased the valuation allowance by $4,101,324 and $3,162,374 during the years ended December 31, 2022 and 2021, respectively.

Management has evaluated and concluded that there were no material uncertain tax positions requiring recognition in the Company’s consolidated financial statements as of December 31, 2022 and 2021. The Company does not expect any significant changes in its unrecognized tax benefits within twelve months of the reporting date.

The Company is subject to income taxes in the United States and in various state taxing jurisdictions. No tax audits were commenced or were in process during the years ended December 31, 2022 and 2021. No tax related interest or penalties were incurred during the years ended December 31, 2022 and 2021. The Company is no longer subject to U.S. federal income tax examinations for tax years before December 31, 2019. In various state and local jurisdictions, the Company is no longer subject to income tax examinations for tax years before December 31, 2018.

NOTE 8 – NOTES PAYABLE

PPP Loan

On April 6, 2020, the Company received a loan in the amount of approximately $327,000 (the “PPP Loan”) from JPMorgan Chase Bank, N.A., as lender, pursuant to the Paycheck Protection Program (“PPP”) of the Coronavirus Aid, Relief and Economic Security Act, as amended (the “CARES Act”).  The PPP Loan was due on April 16, 2022 and bears interest at a rate of 0.98% per annum.  Commencing May 16, 2021, the Company was required to pay the lender equal monthly payments of principal and interest as required to fully amortize by April 16, 2022 the principal amount outstanding on the PPP Loan as of the date prescribed by guidance issued by the U.S. Small Business Administration (“SBA”). The PPP Loan is evidenced by a promissory note dated April 6, 2020, which contains customary events of default relating to, among other things, payment defaults and breaches of representations and warranties. As of December 31, 2022 and 2021, the amount outstanding under the Company’s Paycheck Protection Program (“PPP”) loan was $0 and $149,843, respectively.

Kubient, Inc.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2022 and 2021

EIDL Loan

On June 23, 2020, the Company received a loan in the amount of approximately $79,000 (the “EIDL Loan”) from the SBA, as lender, under the SBA’s Economic Injury Disaster Loan (“EIDL”) assistance program. The EIDL Loan bears interest at 3.75% per annum. Monthly installment payments in the amount of $385 per month, including principal and interest, began December 20, 2022. The EIDL Loan matures on June 20, 2050, and is evidenced by a promissory note, loan authorization agreement, and security agreement, all dated June 20, 2020, and all of which contain customary events of default relating to, among other things, payment defaults and breaches of representations and warranties. The EIDL Loan is collateralized by the assets of the Company. Such EIDL Loan amount will reduce the Company’s PPP loan forgiveness amount described above. As of December 31, 2022 and 2021, the amount outstanding under the Economic Injury Disaster Loan (“EIDL”) was $78,900.

During the years ended December 31, 2022 and 2021, the Company recorded cash interest expense of $10,909 and $8,383, respectively, which is included in interest expense on the consolidated statement of operations. As of December 31, 2022 and 2021, the Company had $11,220 and $9,017, respectively, of accrued interest related to notes payable.

During the years ended December 31, 2022 and 2021, the Company made aggregate principal repayments of notes payable of $149,843 and $177,347, respectively.

NOTE 9 — STOCKHOLDERS’ EQUITY

Authorized Capital

The authorized capital of Kubient consists of 95,000,000 shares of common stock, par value $0.00001 per share, and 5,000,000 shares of preferred stock, par value $0.00001 per share. The holders of the Company’s common stock are entitled to one vote per share.

Equity Incentive Plans

The 2017 Equity Incentive Plan (the “2017 Plan”) was originally adopted by the Company’s board of directors and approved by its stockholders on September 12, 2017 and was subsequently amended and restated on June 5, 2019. The purposes of the 2017 Plan are to attract and retain the best available personnel for positions of substantial responsibility, to provide additional incentive to our service providers and to promote the success of the Company’s business. The Company has reserved 333,334 shares of common stock to issue awards under the 2017 Plan. As of December 31, 2022, 77,992 shares of common stock remained available for future issuance under the 2017 Plan.

The 2021 Equity Incentive Plan was originally adopted by the Company’s board of directors and approved by its stockholders on June 30, 2021 (the “2021 Plan”). The purposes of the 2021 Plan are to attract and retain the best available personnel for positions of substantial responsibility, to provide additional incentive to our service providers and to promote the success of the Company’s business. The Company has reserved 1,500,000 shares of common stock to issue awards under the 2021 Plan. As of December 31, 2022, 466,020 shares of common stock remained available for future issuance under the 2021 Plan.

Kubient, Inc.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2022 and 2021

Stock-Based Compensation

For the years ended December 31, 2022 and 2021, the Company recognized stock-based compensation expense related to stock options and common stock as follows:

	For the Years Ended
	December 31,
	2022	2021
Sales and marketing	$119,388	$270,460
Technology	207,280	31,631
General and administrative	664,819	421,951
Total	$991,487	$724,042

As of December 31, 2022, there was approximately $1,279,096 of unrecognized stock-based compensation expense related to awards that were determined to be probable to vest, which will be recognized over approximately 3.0 years.

Stock-Based Awards

A summary of the Company’s stock-based award activity, which includes restricted stock awards (“RSAs”), restricted stock units (“RSUs”) and performance stock units (“PSUs”), during the year ended December 31, 2022 is as follows:

		Weighted Average
		Grant Date Fair	Total Grant Date
	Number of Shares	Value	Fair Value
Non-vested at January 1, 2022	166,489	$5.98	$995,604
Granted	1,130,095	2.28	2,576,906
Vested	(167,777)	2.23	(373,516)
Forfeited	(117,390)	2.83	(331,748)
Non-vested at December 31, 2022	1,011,417	$2.83	$2,867,246

During the year ended December 31, 2021, the Company issued an aggregate of 20,040 shares of common stock under the 2017 Plan to the four members of the Company’s Board of Directors. The shares had a grant date fair value of $60,120, which was recognized ratably from the grant date of November 5, 2020 through January 15, 2021, the date the shares were issued.

During the year ended December 31, 2021, the Company issued an aggregate of 50,000 shares of immediately vested common stock (10,000 shares were issued under the Company’s 2017 Plan) to an employee and a consultant for services provided. The common stock had an aggregate issuance date fair value of $500,400 which was recognized immediately.

During the year ended December 31, 2021, the Company issued an aggregate of 167,600 restricted shares of its common stock under the 2017 Plan to six employees. The restricted stock had an aggregate issuance date fair value of $963,701, of which, awards with an aggregate fair value of $957,313 vest over a period of one year and an award with an aggregate fair value of $6,388 vests immediately. The fair value of the awards is being recognized over the vesting term.

During the year ended December 31, 2021, the Company issued 1,062 shares of immediately vested common stock to a former member of the Company’s Board of Directors that had an issuance date fair value of $3,282 that was recognized immediately.

During the year ended December 31, 2022, the Company’s chief financial officer surrendered to the Company 3,397 shares of common stock, which were subsequently cancelled by the Company, in order to satisfy a tax withholding obligation of approximately $18,000 in connection with a previous grant.

Kubient, Inc.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2022 and 2021

During the year ended December 31, 2022, the Company granted 53,192 shares of immediately vested RSAs to non-employee directors under the Kubient, Inc. 2021 Equity Incentive Plan (the “2021 Plan”) with an aggregate grant date fair value of $100,000 that was recognized immediately.

During the year ended December 31, 2022, the Company granted 100,000 RSAs, 489,990 RSUs and a target number of 234,376 PSUs, all issued under the 2021 Plan. The RSAs and RSUs generally vest over four years and the PSUs are earned based upon actual net revenue generated by the Company during 2022 as compared to the targeted revenue specified in each award. Depending on actual net revenues generated as compared to the targeted amounts, the grantees may earn between 0% and 150% of their target award. The awards had an aggregate issuance date fair value of approximately $1,900,000. During the year ended December 31, 2022, the Company issued 8,328 shares of common stock related to the aforementioned RSUs.

During the year ended December 31, 2022, the Company cancelled 8,323 shares of common stock related to the forfeiture of RSAs from a terminated employee.

During the year ended December 31, 2022, the Company granted 22,917 shares of immediately vested RSAs to a former employee under the 2021 Plan with an aggregate grant date fair value of approximately $28,000 that was recognized immediately.

During the year ended December 31, 2022, the Company granted 25,000 shares of RSAs to an employee under the 2021 Plan with an aggregate grant date fair value of approximately $29,000 which is being recognized over the 4-year vesting term of the award.

During the year ended December 31, 2022, the Company amended the terms of RSAs granted to the Company’s chief executive officer and chief financial officer in the aggregate amount of 134,386 shares such that their vest date was changed from June 29, 2022 to June 29, 2023.

Stock Options

A summary of the Company’s stock option activity during the year ended December 31, 2022 is as follows:

			Weighted Average
	Number	Weighted Average	Remaining Term	Intrinsic
	of Options	Exercise Price	(Years)	Value
Outstanding at January 1,2022	94,447	$11.56
Granted	—	—
Forfeited	(57,780)	8.19
Exercised	—	—
Outstanding at December 31, 2022	36,667	$16.87	7.5	$—

Exercisable at December 31, 2022	22,892	$19.69	7.4	$—

The following table presents information related to stock options as of December 31, 2022:

Options Outstanding		Options Exercisable
		Weighted
	Outstanding	Average	Exercisable
	Number of	Remaining Life	Number of
Exercise Price	Options	In Years	Options
$2.81	20,000	7.9	10,400
$33.75	16,667	7.0	12,492
	36,667	7.4	22,892

Kubient, Inc.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2022 and 2021

Stock Warrants

A summary of the warrant activity during the year ended December 31, 2022 is presented below:

Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Life	Intrinsic
	Warrants	Price	In Years	Value
Outstanding, January 1, 2022	4,753,363	$5.42
Issued	—	—
Exercised	—	—
Expired	—	—
Outstanding, December 31, 2022[1]	4,753,363	$5.42	2.5	$—

Exercisable, December 31, 2022	4,753,363	$5.35	2.5	$—

The following table presents information related to stock warrants as of December 31, 2022:

Warrants Outstanding		Warrants Exercisable
		Weighted
	Outstanding	Average	Exercisable
	Number of	Remaining Life	Number of
Exercise Price	Warrants	In Years	Warrants
$4.20	368,711	1.7	368,711
$4.95	177,223	0.3	177,223
$5.50	3,998,459	2.7	3,998,459
$6.25	32,500	2.6	32,500
$6.38	176,470	3.0	176,470
	4,753,363	2.5	4,753,363

Kubient, Inc.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2022 and 2021

NOTE 10 — COMMITMENTS AND CONTINGENCIES

Legal Proceedings

From time to time, the Company is a defendant or plaintiff in various legal actions that arise in the normal course of business. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

Settlement Agreement

On March 11, 2022, the Company, Aureus Holdings, LLC d/b/a Lo70s (“Lo70s”) and JPAR, LLC entered into a Settlement Agreement and Mutual Release (the “Lo70s Settlement Agreement”).  Pursuant to the Lo70s Settlement Agreement, the parties agreed to dismiss the litigation (Aureus Holdings, LLC d/b/a Lo70s v. Kubient, Inc., et al., Superior Court of Delaware, Case No. N20C-07-061) and resolve all claims among them, including potential or future claims arising from the letter of intent that the Company and Lo70s had entered into in March 2019, as well as a consulting agreement entered into between the Company and an employee of Lo70s in connection with such letter of intent. Under the terms of the Lo70s Settlement Agreement, the Company made a cash payment in March  2022 of $975,000 to Lo70s in consideration of the dismissal of the ligation among the parties, as well as the releases and covenants of Lo70s and JPAR, LLC set forth in the Lo70s Settlement Agreement. During the year ended December 31, 2021, the Company recognized a loss on settlement of approximately $875,000 such that, as of December 31, 2021, it had accrued for the $975,000 cash payment.

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

For the Years Ended December 31, 2022 and 2021

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

NOTE 11 — FAIR VALUE MEASUREMENT

On November 30, 2021, Kubient entered into and consummated a Purchase Agreement with MediaCrossing, pursuant to which the Company acquired certain assets and liabilities that were critical to continue to operate the business of MediaCrossing for (i) $500,000 in cash and the Earnout Shares. See Note 3 – Business Combination for details.

Kubient, Inc.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2022 and 2021

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

As of December 31, 2021, the Earnout Shares had a fair value of $613,000. As of December 31, 2022, the Company recomputed the fair value of its Earnout Shares as $0 using the Monte Carlo simulation. As a result, the Company recorded a gain on the change in fair value of the contingent consideration of $613,000 during the year ended December 31, 2022.

The following table sets forth a summary of the changes in the fair value of Level 3 liabilities that are measured at fair value on a recurring basis:

Contingent Consideration

	2022	2021
Beginning balance as of January 1,	$613,000	$—
Issuance of contingent consideration	—	613,000
Change in fair value of contingent consideration	(613,000)	—
Ending balance as of December 31,	$—	$613,000

NOTE 12 — CONCENTRATIONS

Customer Concentrations

The following table sets forth information as to each customer that accounted for 10% or more of the Company’s net revenues for the following periods:

	For the Years Ended
	December 31,
Customer	2022	2021
Customer A	21.77%	85.77%
Customer B	N/A	11.56%
Customer C	27.59%	N/A
Customer D	17.23%	N/A
Customer E	13.76%	N/A
Total	80.35%	97.33%

Kubient, Inc.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2022 and 2021

The following table sets forth information as to each customer that accounted for 10% or more of the Company’s gross accounts receivable as of:

	December 31,
Customer	2022	2021
Customer A	N/A	22.08%
Customer B	N/A	52.18%
Customer C	11.72%	*
Customer D	10.25%	N/A
Customer E	10.57%	*
Customer F	35.64%	*
Total	68.18%	74.26%

*  Less than 10%.

A reduction in sales from or loss of these customers would have a material adverse effect on the Company’s results of operations and financial condition.

Supplier Concentrations

The following table sets forth information as to each supplier that accounted for 10% or more of the Company’s Supplier Costs for the following periods:

	For the Years Ended
	December 31,
Supplier	2022	2021
Supplier A	*	42.36%
Supplier B	10.60%	*
Supplier C	23.47%	N/A
Total	34.07%	42.36%
*	Less than 10%.

NOTE 13 – SUBSEQUENT EVENTS

The Company has evaluated events that have occurred after the balance sheet and through the date the financial statements were issued. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the financial statements, except as disclosed below.

See Note 2 – Significant Accounting Policies – Cash and Cash Equivalents for additional details regarding Silicon Valley Bank (“SVB”).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Annual Report on Form 10-K. Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2022.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on its assessment, our management, including our CEO and CFO, has concluded that our internal control over financial reporting was effective as of December 31, 2022.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth information about our directors and executive officers as of March 29, 2023.

Name	Age	Position(s)
Executive Officers

Paul Roberts	46	Chief Executive Officer, Chief Strategy Officer, President and Chairman
Joshua Weiss	39	Chief Financial Officer
Mitchell Berg	61	Chief Technology Officer
Leon Zemel	53	Chief Product Officer

Non-Employee Directors

Jonathan Bond(2)(4)	65	Director
Peter A. Bordes	59	Director
Grainne Coen(1)(3)(4)	50	Director
Elisabeth H. DeMarse(1)(2)(3)(4)	69	Director
Lawrence Harris(2)(4)	60	Director
Jeannie Mun(1)(3)(4)	46	Director
(1)	Member of the Audit Committee
(2)	Member of the Business Development and Marketing Committee
(3)	Member of the Compensation Committee
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

Jeannie Mun has been a member of our board of directors since January 7, 2020. Ms. Mun is the founder and principal of JMM Capital, LLC, which provides CFO advisory services for venture-backed companies, where she has been employed from January 2016 to the present. From October 2020 to June 2022, Ms. Mun served as the Chief Financial Officer of OwnBackup, Ltd., a cloud software data protection platform. From March 2015 to September 2015, she was the Chief Financial Officer of Oyster Books, a predecessor to the Google Books service. From February 2009 to February 2015, Ms. Mun was the Chief Financial Officer of MediaMath, Inc., a programmatic marketing technology provider. From May 2007 to January 2009, she was employed as the Vice President of Finance & Strategy at SintecMedia Ltd. d/b/a Operative, a media technology company. Ms. Mun holds a Bachelor of Arts from the University of California Los Angeles, and a Master of Business Administration from Harvard University.

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

Compensation Committee

The members of our compensation committee are Grainne Coen, Elisabeth DeMarse, and Jeannie Mun. Ms. Mun chairs the compensation committee. After reviewing the qualifications of the current members of the compensation committee, and any relationships they may have with us that might affect their independence, the board of directors has determined that all current compensation committee members are “independent”. Each member of our compensation committee is a non-employee director, as defined in Rule 16b-3 promulgated under the Exchange Act and an outside director, as defined pursuant to Section 162(m) of the Internal Revenue Code of 1986, as amended. The primary purpose of our compensation committee is to discharge the responsibilities of our board of directors in overseeing our compensation policies, plans and programs and to review and determine the compensation to be paid to our executive officers, directors and other senior management, as appropriate. Specific responsibilities of our compensation committee include, among other things:

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

Nominating and Corporate Governance Committee

The members of our nominating and corporate governance committee are Jonathan Bond, Grainne Coen, Elisabeth DeMarse, Lawrence Harris, and Jeannie Mun. After reviewing the qualifications of the current members of the nominating and corporate governance committee, and any relationships they may have with us that might affect their independence, the board of directors has determined that all current nominating and corporate governance committee members are “independent”. Ms. DeMarse chairs the nominating and corporate governance committee. This committee’s responsibilities include, among other things:

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

There were no material changes to the procedures by which stockholders may recommend nominees to the Company’s board of directors during the year ended December 31, 2022.

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

Delinquent Section 16(a) Reports

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

Based solely upon a review of Forms 3, Forms 4, and Forms 5 furnished to us pursuant to Rule 16a-3 under the Exchange Act, we believe that all such forms required to be filed pursuant to Section 16(a) of the Exchange Act during the year ended December 31, 2022 were timely filed, as necessary, by the officers, directors, and security holders required to file such forms.

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

Summary Compensation Table

The following table provides information regarding the compensation awarded to or earned during 2022 and 2021, as applicable, by our named executive officers.

						Option and	All other
Name and Principal Position	Year	Salary	Bonus	Stock awards (1)		warrant awards (1)	compensation (2)	Total
Paul Roberts	2022	$350,000	$53,900	$710,315	(3)	$—	$35,452	$1,149,667
Chief Executive Officer (4)	2021	$325,000	$159,250	$628,970	(5)	$—	$19,554	$1,132,774
Joshua Weiss	2022	$330,000	$35,640	$338,555	(6)	$—	$33,369	$737,564
Chief Financial Officer	2021	$302,500	$120,000	$143,750	(7)	$—	$26,965	$593,215
Leon Zemel	2022	$390,000	$19,500	$338,555	(8)	$	$35,079	$783,134
Chief Product Officer (9)
Pavel Medvedev	2021	$289,167	$35,000	$68,368	(10)	$—	$53,730	$446,265
Chief Technology Officer (11)
(1)	The amounts reported in these columns represent the grant date fair value of the stock, option and warrant awards granted during the years ended December 31, 2022 and 2021, calculated in accordance with FASB ASC Topic 718. These amounts do not represent cash compensation paid to the named individual. These non-cash amounts represent the aggregate grant date fair value of the restricted stock awards as computed in accordance with the SEC’s Staff Accounting Bulletin 107. For a discussion of the assumptions made in the valuation of the awards, see the discussion under Note 2 and Note 9 to the consolidated financial statements included in this Annual Report on Form 10-K.

(2)	Includes health benefits paid for by the Company in the form of health insurance.

(3)	On January 12, 2022, Mr. Roberts was granted restricted stock units for 233,974 shares of the Company’s common stock with a grant date fair value of $507,524 and which will vest ratably on the grant date anniversary over four years. On January 12, 2022 Mr. Roberts was granted a performance stock unit for 93,360 shares of the Company’s common stock with a grant date fair value of $202,591. Subsequent to December 31, 2022, it was determined that the performance target of such performance stock unit was not achieved and accordingly, the award was forfeited.

(4)	Mr. Roberts served as our Interim Chief Executive Officer from October 31, 2020 to December 16, 2021, when the designation of “interim” was removed from Mr. Roberts’ title.

(5)	Consists of (i) a $250,000 cash bonus related to Mr. Robert’s efforts in connection with the Company’s IPO, (ii) a $250,000 cash bonus in related to Mr. Robert’s efforts in connection with the Company’s follow-on offering, and (iii) a $90,000 contractual annual performance bonus.

(6)	On January 12, 2022, Mr. Weiss was granted restricted stock units for 108,008 shares of the Company’s common stock with a grant date fair value of $234,337 and which will vest ratably on the grant date anniversary over four years. On January 12, 2022 Mr. Weiss was granted a performance stock unit for 48,008 shares of the Company’s common stock with a grant date fair value of $104,177. Subsequent to December 31, 2022, it was determined that the performance target of such performance stock unit was not achieved and accordingly, the award was forfeited.

(7)	On June 29, 2021, Mr. Weiss was granted a restricted stock award for 25,000 shares of the Company’s common stock which vests on June 29, 2023.

(8)	On June 29, 2021, Mr. Zemel was granted a restricted stock award for 25,000 shares of the Company’s common stock which vests on June 29, 2023.

(9)	Mr. Zemel began his employment with the Company on April 12, 2021.

(10)	On June 29, 2021, Mr. Medvedev was granted a restricted stock award for 11,890 shares of the Company’s common stock, which Mr. Medvedev forfeited on December 31, 2021 in connection with his resignation from employment with the Company.

(11)	Mr. Medvedev served as the Company’s Chief Technology Officer from April 16, 2018 to December 31, 2021, when he resigned from employment with the Company. In connection with his resignation from the Company, he was paid cash severance of $51,667.

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

The terms of Mr. Zemel’s employment agreement, which was entered into on April 12, 2021, provide for an annual base salary of $390,000. Mr. Zemel is entitled to an annual bonus of up to 20% of his base salary based upon the achievement of certain performance goals to be established by the board of directors or its compensation committee. Subject to the approval of the board of directors or its compensation committee, the Company will take appropriate action within 90 days following April 12, 2021 to make an award of 100,000 shares of the Company’s common stock to Mr. Zemel. The award will vest at the rate 1/4th of the total number of shares on April 12, 2022 and 1/36th of the total number of remaining unvested shares each month thereafter. Vesting will depend and be contingent upon Mr. Zemel’s continued employment with the Company through the completion of any vesting date, and any unvested shares will be forfeited upon Mr. Zemel’s termination of employment from the Company for whatever reason. Upon a termination for any reason, Mr. Zemel is entitled to any unpaid but accrued portion of his base salary earned through the date of his termination, payment for any accrued but unused vacation pay, any expenses owed to him pursuant to his employment agreement, and any amounts owed under the Company’s benefit plans. In the event Mr. Zemel is terminated without cause or that Mr. Zemel resigns for Good Reason (as defined in his employment agreement), Mr. Zemel shall be entitled to six month’s salary paid in one lump sum, six months continued healthcare coverage plus one additional month of salary for each full year of his service to the Company, and immediate vesting of any equity awards that would have become vested and exercisable during the three months after his termination. Upon a change in control, all outstanding awards due to Mr. Zemel automatically vest upon a change in control of the Company.

Base Salary

In consultation with Mercer, the compensation committee establishes salary guidelines by comparing the responsibilities of the individual’s position in relation to similar positions at our peer group companies. Base salaries for named executive officers are determined in the same manner as those for other salaried employees.

Under their respective compensatory contracts, the base salaries of our named executive officers as of December 31, 2022 were as follows:

Named Executive Officer	Title	Base Salary(1)
Paul Roberts	Chief Executive Officer, Chief Strategy Officer, President, and Chairman	$ 350,000
Joshua Weiss	Chief Financial Officer	$ 330,000
Leon Zemel	Chief Product Officer	$ 390,000

Each named executive officer’s salary is subject to adjustment at the discretion of the compensation committee, subject to certain limitations.

Bonuses

In setting target bonus levels and designing the 2022 bonus plan, after consultation with Mercer, the compensation committee referenced bonuses paid by the Company in previous years, as well as plan designs at 17 of our peer group companies.

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

On January 12, 2022, the Company awarded Mr. Weiss with 20,000 PSUs and 80,000 RSUs in recognition of Mr. Weiss’ commitment to the Company and his exceptional performance in the role of Chief Financial Officer of the Company during 2021. The PSUs awarded to Mr. Weiss vest over a period of three years, and the RSUs awarded to Mr. Weiss vest over a period of four years.

On January 12, 2022, the Company awarded Mr. Zemel with 28,008 performance stock units PSUs and 100,000 RSUs in recognition of Mr. Zemel’s commitment to the Company and his exceptional performance in the role of Chief Product Officer of the Company during 2021. The PSUs awarded to Mr. Zemel vest over a period of three years, and the RSUs awarded to Mr. Zemel vest over a period of four years.

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

Section 162(m) of the Code

Section 162(m) of the Code generally limits the corporate tax deduction for compensation in excess of $1 million that is paid to “covered employees”. Section 162(m) of the Code was amended by the Tax Cuts and Jobs Act of 2018 so that the exceptions for payment of “performance-based compensation” or commissions have been eliminated. During the years ended December 31, 2022 and 2021, our CEO and earned total compensation in excess of $1 million.

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

Outstanding Equity Awards at 2022 Fiscal Year End

The following table provides information with respect to holdings of unvested options and stock awards held by our named executive officers, at December 31, 2022.

Option Awards
	Number of	Number of
	securities	securities
	underlying	underlying
	unexercised	unexercised
	option	option	Option	Option
	exercisable	unexercisable	exercise price	expiration
Name	(#)	(#)	($)	date
Joshua Weiss	12,495	4,172	$33.75	12/23/2029

Warrant Awards
	Number of	Number of
	securities	securities
	underlying	underlying
	unexercised	unexercised
	warrant	warrant	Warrant	Warrant
	exercisable	unexercisable	exercise price	expiration
Name	(#)	(#)	($)	date
Paul Roberts	55,541		$5.50	8/14/2025

Stock Awards
			Equity incentive plan	Equity incentive plan
	Number of	Market value of	awards: number of	awards: market or payout
	shares or units	shares or units	unearned shares, units or	value of unearned shares,
	of stock that have	of stock that have	other rights that have not	units or other rights that
	not vested	not vested	vested	have not vested
Name	(#)	(#)	(#)	($)
Paul Roberts	436,720	$279,501	436,720	$279,501
Leon Zemel	114,352	$73,185	114,352	$73,185
Joshua Weiss	181,016	$115,850	181,016	$115,850

Option and Warrant Exercises

None of our named executive officers exercised stock options or warrants in 2022.

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

Except for the Founder Program, we currently have no long-term incentive plans. As of March 28, 2023, no awards have been made under the Founder Program.

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

Under the 2022 Non-Employee Director Policy, as amended, on the close of business on the date of each annual shareholders meeting of the Company, each Non-Employee Director then in office shall receive an award of restricted stock that has an aggregate fair value on the date of such annual meeting of $25,000 (as determined based on the average trading price of the shares of common stock for the ten consecutive trading days immediately preceding the date of grant and with the number of shares of common stock of the Company underlying such award subject to adjustment as provided in the Plan). In addition, each Non-Employee Director shall receive an annual cash retainer of $50,000 for their service on the board of directors. Furthermore, the chairpersons of certain board committees shall receive an additional annual cash retainer as follows:

●	Audit Committee: $50,000
●	Compensation Committee: $10,500
●	Nominating and Corporate Governance Committee: $8,000

On March 9, 2022, the compensation committee and the board of directors of the Company approved annual compensation for the services of its non-employee directors in the form of an award of restricted common stock of the Company with a fair market value of $25,000 per non-employee director, which such shares vest immediately upon issuance.

The table below shows the equity and other compensation granted to our non-employee directors during fiscal 2022:

	Fees Earned		Stock	Option	All Other
	or Paid		Awards (3)	Awards (3)	Compensation	Total
Jonathan Bond	$50,000	(1)	$12,500	$—	$—	$62,500
Grainne Coen	$100,000	(1)(2)	$25,000	$—	$—	$125,000
Elisabeth DeMarse	$58,000	(1)(5)	$25,000	$—	$—	$83,000
Lawrence Harris	$50,000	(1)	$12,500	$—	$—	$62,500
Jeannie Mun	$60,500	(1)(4)	$25,000	$—	$—	$85,500
Peter Bordes	$50,000	(1)	$—	$—	$—	$50,000
(1)	The amounts reported represent $12,500 cash retainer for each quarter of service.
(2)	Includes $50,000 cash retainer related to service during 2022 as audit committee chair.
(3)	The amounts reported in these columns represent the grant date fair value of the stock awards granted during the year ended December 31, 2022, calculated in accordance with FASB ASC Topic 718.
(4)	Includes $10,500 cash retainer related to service during 2022 as compensation committee chair.
(5)	Includes $8,000 cash retainer related to service during 2022 as nominating and corporate governance committee chair.

Compensation Committee Interlocks and Insider Participation

Not applicable to smaller reporting companies.

Compensation Committee Report

Not applicable to smaller reporting companies.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

Number of securities
remaining available for
	Number of securities		future issuance under
	to be issued upon	Weighted-average	equity compensation
	exercise of outstanding	exercise price of	plans (excluding
	options, warrants and	outstanding options,	securities reflected in
	rights	warrants and rights	column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	36,667	$16.87	544,012
Equity compensation plans not approved by security holders	—	—	—
Total	36,667	$16.87	544,012

The Kubient, Inc. 2017 Equity Incentive Plan was originally adopted by our board of directors and approved by our stockholders on September 12, 2017, and was subsequently amended and restated on June 5, 2019 (the “2017 Plan”). The purposes of the 2017 Plan are to attract and retain the best available personnel for positions of substantial responsibility, to provide additional incentive to our service providers and to promote the success of the Company’s business. We have reserved 333,334 shares of our common stock to issue awards under our 2017 Plan. As of December 31, 2022, there were options to purchase 36,667 shares of our common stock with a weighted average exercise price of $16.87 per share that were outstanding under the 2017 Plan. As of December 31, 2022, a total of 238,888 shares of common stock were issued under the 2017 Plan and options for 36,667 shares of common stock remain outstanding under the 2017 Plan. Accordingly, as of December 31, 2022, 77,992 shares of common stock remained available for future issuance under the 2017 Plan.

The Kubient, Inc. 2021 Equity Incentive Plan was originally adopted by our board of directors and approved by our stockholders on June 30, 2021 (the “2021 Plan”). The purposes of the 2021 Plan are to attract and retain the best available personnel for positions of substantial responsibility, to provide additional incentive to our service providers and to promote the success of the Company’s business. We have reserved 1,500,000 shares of our common stock to issue awards under our 2021 Plan. As of December 31, 2022, a total of 1,033,980 shares of common stock were issued under the 2021 Plan. Accordingly, as of December 31, 2022, 466,020 shares of common stock remained available for future issuance under the 2021 Plan.

Beneficial Ownership Table

The following table sets forth the beneficial ownership of our common stock as of March 28, 2023 by:

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

The percentage of beneficial ownership is based on 14,515,940 shares of our common stock outstanding as of March 28, 2023. Unless otherwise noted, the business address of each of the following entities or individuals is 500 7th Avenue, 8th Floor, New York, NY 10018.

	Number of
Name of Beneficial Owner	Shares	Percentage
Executive Officers and Directors
Paul Roberts(1)	2,182,224	15.03%
Joshua Weiss(2)	44,056	*
Leon Zemel (3)	64,051	*
Mitchell Berg(4)	20,000	*
Peter Anthony Bordes, Jr. (5)	253,522	1.75%
Grainne Coen	44,308	*
Jeannie Mun	18,308	*
Elisabeth DeMarse	18,308	*
Jonathan Bond	13,899	*
Lawrence Harris	6,649	*
All directors and executive officers as a group(6)	2,665,325	18.36%
5% Shareholders
Mithaq Capital SPC c/o Synergy, Anas IBN Malik Road Al Malq, Riyadh T0 13521	2,012,496	13.86%
Tarik Three Holdings Limited 327 Main Street, Gibraltar	863,640	5.95%
*	Less than 1%

(1)	Includes (i) 666,667 shares of common stock held by the Paul Roberts 2019 Annuity Trust, of which Mr. Roberts is a partial beneficiary, and (ii) 55,541 shares of common stock underlying stock warrants that are exercisable or will become exercisable within 60 days. Does not include 284,867 shares of common stock underlying unvested restricted stock awards.
(2)	Includes 14,231 shares of common stock underlying stock options that are exercisable or will become exercisable within 60 days. Does not include 2,436 shares of common stock underlying unvested stock options or 106,006 shares of common stock underlying unvested restricted stock awards.
(3)	Does not include 71,010 shares of common stock underlying unvested restricted stock awards.
(4)	Does not include 60,000 shares of common stock underlying unvested restricted stock awards.
(5)	Includes (i) 62,470 shares of common stock held by Trajectory Capital, LLC, over which Mr. Bordes has voting and dispositive power, and (ii) 513,638 shares of common stock underlying stock warrants that are exercisable or will become exercisable within 60 days.
(6)	Includes 583,410 shares of common stock underlying options or warrants that are exercisable or will become exercisable within 60 days.

There are no arrangements, known to the Company, including any pledge by any person of securities of the Company or any of its parents, the operation of which may at a subsequent date result in a change in control of the Company.

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

Related Party Transactions

There were no related party transactions during the year ended December 31, 2022.

Director Independence

Jonathan Bond, Grainne Coen, Elisabeth DeMarse, Lawrence Harris, and Jeannie Mun are “independent” as that concept is defined in Section 10A of the Exchange Act, all current audit committee members are “independent” as that concept is defined in the applicable rules of The Nasdaq Stock Market, LLC.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to the Company by Marcum LLP for professional accounting services rendered for the fiscal years ended December 31, 2022 and 2021:

	Fiscal Year 2022	Fiscal Year 2021
Audit fees (1)	$338,000	$276,695
Audit related fees	—	—
Tax fees (2)	—	—
All other fees (3)	—	—
	$338,000	$276,695
1)	Audit fees consist of fees billed for services rendered for the audit of our financial statements and review of our financial statements included in our Quarterly Reports on Form 10-Q.
2)	Tax fees consist of fees billed for professional services related to the preparation of our U.S. federal and state income tax returns.
3)	All other fees consist of fees billed for professional services related to non-recurring fees.

Pre-Approval Policy

Our audit committee pre-approves all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof. There were no audit-related fees, tax fees and all other fees during fiscal years 2022 and 2021 that required approval by the audit committee.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

(a)The following documents are filed as part of this Annual Report on Form 10-K:

(1)	Financial Statements

The financial statements and notes are included in Part II, Item 8 and listed in the “Index to Consolidated Financial Statements” on page F-1 of this Annual Report on Form 10-K.

(2)	Financial Statement Schedules

All financial statement schedules are omitted because they are not applicable or the required information is included in the Consolidated Financial Statements or notes thereto beginning on page F-1 of this Annual Report on Form 10-K.

(3)	Exhibits

The exhibits listed in the accompanying index to exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

Exhibit Number	Exhibit Descriptions	Incorporated by References	Filed	Number

3.1	Amended and Restated Certificate of Incorporation of Kubient, Inc.	S-1A	8/6/2020	3.1

3.2	Certificate of Correction to the Amended and Restated Certificate of Incorporation of Kubient, Inc.	S-1A	8/7/2020	3.2

3.3	Amended and Restated Bylaws of Kubient, Inc.	S-1A	7/30/2020	3.3

4.1	Description of Securities	10-K	3/30/2021	4.1

10.1	Amended and Restated Kubient, Inc. Incentive Stock Plan dated October 2, 2019+	DRS	11/26/2019	10.1

10.2	License Agreement with OneQube, Inc. dated June 1, 2018	DRS	11/26/2019	10.2

10.3	Sublease Termination Agreement with OneQube, Inc. dated June 18, 2020	S-1	7/2/2020	10.3

10.4	Employment Agreement with Paul Roberts dated May 26, 2017+	DRS	11/26/2019	10. 7

10.5	Employment Agreement with Joshua Weiss dated December 23, 2019+	S-1	7/2/2020	10.9

10.6	Amendment to Employment Agreement with Paul Roberts dated October 2, 2019+	DRS	11/26/2019	10.8

10.7	Separation and Consulting Agreement with Peter A. Bordes, Jr. dated October 31, 2020+	8-K	11/6/2020	10.1

10.8	Separation Agreement and General Release with Christopher Andrews dated January 28, 2020*+	10-K	03/30/2021	10.13

10.9	Employment Agreement with Leon Zemel, dated April 9 2021+	10-Q	08/19/2021	10.2

10.10	Employment Agreement with Mitchell Berg dated November 24, 2021+	8-K	11/29/2021	10.1

10.11	Form of Warrant Agency Agreement including Form of Unit Warrant	S-1A	7/30/2020	10.15

10.12	Kubient, Inc. 2021 Equity Incentive Plan	8-K	07/02/2021	10.1

10.13	Asset Purchase Agreement, dated November 30, 2021, by and between MediaCrossing Inc. and the Company	8-K	12/23/2021	10.1

21.1	Subsidiary of the Registrant	DRS	11/26/2019	21.1

23.1	Consent of Marcum LLP

31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*Filed herewith.

**Furnished herewith.

+Denotes a management compensatory plan, contract or arrangement

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on the 30th day of March, 2023.

KUBIENT, INC.

By:	/s/ Paul Roberts
Name:	Paul Roberts
Title:	Chief Executive Officer, Chief Strategy Officer, President and Chairman
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Paul Roberts	Chief Executive Officer, Chief Strategy Officer, President and Chairman	March 30, 2023
Paul Roberts	(principal executive officer)

/s/ Joshua Weiss	Chief Financial Officer	March 30, 2023
Joshua Weiss	(principal financial and accounting officer)

/s/ Jonathan Bond	Director	March 30, 2023
Jonathan Bond

/s/ Peter A. Bordes, Jr.	Director	March 30, 2023
Peter A. Bordes, Jr.

/s/ Grainne Coen	Director	March 30, 2023
Grainne Coen

/s/ Elisabeth DeMarse	Director	March 30, 2023
Elisabeth DeMarse

/s/ Lawrence Harris	Director	March 30, 2023
Lawrence Harris

/s/ Jeannie Mun	Director	March 30, 2023
Jeannie Mun