Form 10-Q
period 2023-03-31
Kubient, Inc.
filed 2023-05-22
CIK 1729750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 19, 2023, the registrant had 14,727,036 shares of common stock outstanding.

KUBIENT, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED March 31, 2023

Item 1. Financial Statements

Kubient, Inc.

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2023	2022
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$11,827,956	$14,739,484
Accounts receivable, net	98,132	135,658
Prepaid expenses and other current assets	313,606	346,935
Total Current Assets	12,239,694	15,222,077
Deferred financing costs	10,000	10,000
Total Assets	$12,249,694	$15,232,077

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable - suppliers	$386,497	$673,781
Accounts payable - trade	776,545	816,190
Accrued expenses and other current liabilities	557,964	830,365
Deferred revenue	567	28,403
Total Current Liabilities	1,721,573	2,348,739
Notes payable	78,900	78,900
Total Liabilities	1,800,473	2,427,639

Commitments and contingencies
Stockholders’ Equity:
Preferred stock, $0.00001 par value; 5,000,000 shares authorized; No shares issued and outstanding as of March 31, 2023 and December 31, 2022	—	—
Common stock, $0.00001 par value; 95,000,000 shares authorized; 14,515,940 and 14,456,035 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	145	145
Additional paid-in capital	53,115,414	53,004,967
Accumulated deficit	(42,666,338)	(40,200,674)
Total Stockholders’ Equity	10,449,221	12,804,438
Total Liabilities and Stockholders’ Equity	$12,249,694	$15,232,077

The accompanying notes are an integral part of these condensed consolidated financial statements.

Kubient, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended
	March 31,
	2023	2022

Net Revenues	$11,748	$1,245,304

Costs and Expenses:
Sales and marketing	735,033	1,333,010
Technology	519,194	1,155,699
General and administrative	1,243,384	2,182,549
Loss accrual on customer contract	—	789,605
Total Costs and Expenses	2,497,611	5,460,863
Loss From Operations	(2,485,863)	(4,215,559)

Other (Expense) Income:
Interest expense	(2,446)	(3,872)
Interest income	4,445	2,291
Change in fair value of contingent consideration	—	589,622
Other income	18,200	26
Total Other Income	20,199	588,067
Net Loss	$(2,465,664)	$(3,627,492)
Net Loss Per Share - Basic and Diluted	$(0.17)	$(0.25)
Weighted Average Common Shares Outstanding - Basic and Diluted	14,440,464	14,256,159

The accompanying notes are an integral part of these condensed consolidated financial statements.

Kubient, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(unaudited)

	For the Three Months Ended March 31, 2023
			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance - January 1, 2023	14,456,035	$145	$53,004,967	$(40,200,674)	$12,804,438
Stock-based compensation:
Common stock	59,905	—	108,206	—	108,206
Options	—	—	2,241	—	2,241
Net loss	—	—	—	(2,465,664)	(2,465,664)
Balance - March 31, 2023	14,515,940	$145	$53,115,414	$(42,666,338)	$10,449,221

	For the Three Months Ended March 31, 2022
			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance - January 1, 2022	14,253,948	$143	$52,030,907	$(26,580,790)	$25,450,260
Surrender and cancellation of common stock	(3,397)	—	(18,683)	—	(18,683)
Stock-based compensation:
Common stock	53,192	—	430,361	—	430,361
Options	—	—	2,295	—	2,295
Net loss	—	—	—	(3,627,492)	(3,627,492)
Balance - March 31, 2022	14,303,743	$143	$52,444,880	$(30,208,282)	$22,236,741

The accompanying notes are an integral part of these condensed consolidated financial statements.

Kubient, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the Three Months Ended
	March 31,
	2023	2022

Cash Flows From Operating Activities:
Net loss	$(2,465,664)	$(3,627,492)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for credit losses	9,471	—
Depreciation and amortization	—	162,221
Change in fair value of contingent consideration	—	(589,622)
Stock-based compensation:
Common stock	108,206	429,811
Options	2,241	2,295
Changes in operating assets and liabilities:
Accounts receivable	28,055	(60,930)
Prepaid expenses and other current assets	33,329	590,661
Accounts payable - suppliers	(287,284)	630,026
Accounts payable - trade	(39,645)	391,034
Accrued expenses and other current liabilities	(190,221)	(1,532,150)
Deferred revenue	(27,836)	(369,195)
Net Cash Used In Operating Activities	(2,829,348)	(3,973,341)

Cash Flows From Investing Activities:
Purchase of property and equipment	—	(7,520)
Net Cash Used In Investing Activities	—	(7,520)

Cash Flows From Financing Activities:
Repayment of PPP loan	—	(109,270)
Repayment of financed director and officer insurance premiums	(82,180)	(108,788)
Net Cash Used In Financing Activities	(82,180)	(218,058)
Net Decrease In Cash and Cash Equivalents	(2,911,528)	(4,198,919)
Cash and Cash Equivalents - Beginning of the Period	14,739,484	24,907,963
Cash and Cash Equivalents - End of the Period	$11,827,956	$20,709,044

The accompanying notes are an integral part of these condensed consolidated financial statements.

Kubient, Inc.

Condensed Consolidated Statements of Cash Flows (Continued)

(unaudited)

	For the Three Months Ended
	March 31,
	2023	2022

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$3,215	$—

Non-cash investing and financing activities:
Surrender and cancellation of common stock	$—	$(18,683)

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair statement of the unaudited condensed consolidated financial statements of the Company as of March 31, 2023 and for the three months ended March 31, 2023 and 2022. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the operating results for the full year ending December 31, 2023 or any other period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related disclosures as of December 31, 2022 and 2021 and for the years then ended which are included the Annual Report on Form 10-K filed with the United States Securities and Exchange Commission (the “SEC”) on March 30, 2023.

Kubient, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

There have been no material changes to the significant accounting policies included in the audited consolidated financial statements as of December 31, 2022 and 2021 and for the years then ended, which were included the Annual Report on Form 10-K filed with the SEC on March 30, 2023, except as disclosed in this note.

Liquidity

As of March 31, 2023, the Company had cash and cash equivalents of $11,827,956 and working capital of $10,518,121. During the quarter ended March 31, 2023, the Company incurred a net loss of $2,465,664 and used cash in operating activities of $2,829,348.

The Company believes its current cash on hand is sufficient to meet its operating and capital requirements for at least the next twelve months from the date these financial statements are issued. The Company's operating needs include the planned costs to operate its business, including amounts required to fund working capital and capital expenditures. The Company's future capital requirements and the adequacy of its available funds will depend on many factors, including the Company's ability to successfully commercialize its products and services, competing technological and market developments, and the need to enter into collaborations with other companies or acquire other companies or technologies to enhance or complement the Company's product and service offerings.

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

Cash and Cash Equivalents

The Company maintains cash and cash equivalents in bank accounts, which, at times, may exceed Federal Deposit Insurance Corporation (“FDIC”) insured limits. The Company has not experienced any losses in such accounts. As of March 31, 2023 and December 31, 2022, the Company had cash balances of $11,827,956 and $14,739,484, respectively, in excess of FDIC insured limits. The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

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

Accounts Receivable

On January 1, 2023, the Company adopted Accounting Standards Update ("ASU") 2016-13, "Financial Instruments — Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments," using a modified retrospective approach. The standard amends several aspects of the measurement of credit losses related to certain financial instruments, including the replacement of the existing incurred credit loss model and other models with the current expected credit losses ("CECL") model. The cumulative effect of adoption did not result in an adjustment to the allowance for credit loss, and accordingly, the Company’s accumulated deficit as of January 1, 2023.

Kubient, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Accounts receivable are recorded at the amount the Company is responsible to collect from the customer, less an estimate for expected credit losses. See Note 2 — Significant Accounting Policies — Revenue Recognition for additional details. In the event that the Company does not collect the gross billing amount from the customer, the Company generally is not contractually obligated to pay the associated supplier cost. The Company’s allowance for credit losses on accounts receivable reflects management’s estimate of credit losses over the remaining expected life of such assets, measured primarily using historical experience, as well as current conditions and forecasts that affect the collectability of the reported amount.

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

As of March 31, 2023 and December 31, 2022, the Company did not have any contract assets from contracts with customers. During the three months ended March 31, 2023, the Company did not recognize any revenue that was deferred as of December 31, 2022. As of March 31, 2023 and December 31, 2022, the Company had $567 and $531, respectively, of contract liabilities where performance obligations have not yet been satisfied. During the three months ended March 31, 2023 and 2022, there was no revenue recognized from performance obligations satisfied (or partially satisfied) in previous periods.

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

The following shares were excluded from the calculation of weighted average dilutive common shares because their inclusion would have been anti-dilutive:

	For the Three Months Ended
	March 31,
	2023	2022
Warrants [1]	4,980,963	5,122,074
Restricted stock units	531,095	855,989
Restricted stock awards	52,087	307,491
Stock options	36,667	94,447
	5,600,812	6,380,001

[1]  Includes shares underlying warrants that are exercisable into an aggregate of (i) 368,711 shares of common stock and (ii) five-year warrants to purchase 368,711 shares of common stock at an exercise price of $5.50 per share.

NOTE 3 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

	March 31,	December 31,
	2023	2022
Accrued bonuses	$—	$215,761
Accrued payroll	89,375	—
Financed director and officer insurance premiums	84,240	168,480
Accrued supplier expenses	44,448	44,949
Accrued legal and professional fees	170,332	49,832
Accrued commissions	702	4,181
Credit card payable	51,650	226,679
Accrued interest	8,734	11,220
Accrued warrant exercise costs	83,519	83,519
Other	24,964	25,744
Total accrued expenses and other current liabilities	$557,964	$830,365

Kubient, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 4 – STOCKHOLDERS’ EQUITY

Stock-Based Compensation

For the three months ended March 31, 2023 and 2022, the Company recognized stock-based compensation expense related to stock options, restricted stock awards and restricted stock units as follows:

	For the Three Months Ended
	March 31,
	2023	2022
Sales and marketing	$23,008	$35,581
Technology	35,439	78,875
General and administrative	52,000	317,650
Total	$110,447	$432,106

As of March 31, 2023, there was approximately $1,152,375 of unrecognized stock-based compensation expense related to awards that were determined to be probable to vest, which will be recognized over approximately 2.7 years.

During the three months ended March 31, 2023, the Company issued 59,905 shares of common stock related to the previously granted restricted stock units.

Kubient, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 5 – CONCENTRATIONS

Customer Concentrations

The following table sets forth information as to each customer that accounted for 10% or more of the Company’s net revenues for the following periods:

	For the Three Months Ended
	March 31,
Customer	2023	2022
Customer A	N/A	42.02%
Customer B	N/A	43.25%
Customer C	195.31%	*
Customer D	191.34%	*
Customer E	59.27%	*
Customer F	46.23%	N/A
Customer G	52.23%	N/A
Customer H	12.59%	*
Customer I	84.81%	*
Customer J	270.46%	*
Total	912.24%	85.27%

*Less than 10%

From time to time, certain customers generate negative net revenues that resulted from supplier costs that exceeded the gross billing. As a result, the Company’s concentrations on net revenues may result in total percentages that exceed 100%.

The following table sets forth information as to each customer that accounted for 10% or more of the Company’s gross accounts receivable as of:

	March 31,	December 31,
Customer	2023	2022
Customer A	14.50%	11.72%
Customer B	24.59%	10.25%
Customer C	*	10.57%
Customer D	11.67%	*
Customer E	26.52%	35.64%
Total	77.27%	68.18%

* Less than 10%

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

Kubient, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Supplier Concentrations

The following table sets forth information as to each supplier that accounted for 10% or more of the Company’s supplier costs for the following periods:

	For the Three Months Ended
	March 31,
Supplier	2023	2022
Supplier A	*	18.77%
Supplier B	*	23.84%
Supplier C	N/A	17.56%
Supplier D	*	14.40%
Supplier E	17.85%	N/A
Supplier F	10.95%	N/A
Supplier G	18.58%	*
Total	47.38%	74.56%

* Less than 10%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements generally relate to future events or our future financial or operating performance and may include statements concerning, among other things, our business strategy (including anticipated trends and developments in, and management plans for, our business and the markets in which we operate), financial results, results of operations, revenues, operating expenses, and capital expenditures, sales and marketing initiatives and competition. In some cases, you can identify forward-looking statements because they contain words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “suggests,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. These statements are not guarantees of future performance; they reflect our current views with respect to future events and are based on assumptions and are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from expectations or results projected or implied by forward-looking statements.

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

Investors should read this Quarterly Report on Form 10-Q and the documents that we reference in this report and have filed with the SEC, including our Annual Report on Form 10-K, filed with the SEC on March 30, 2023, with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements. Unless the context requires otherwise, references to the “Company,” “Kubient,” “we,” “us” and “our” refer to Kubient, Inc., a Delaware corporation and its wholly-owned subsidiary, Fidelity Media, LLC, a Delaware limited liability company. For explanations of certain terms used in this Quarterly Report on Form 10-Q, please read “Glossary” beginning on page A-1.

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

Recent Developments

Cost Reductions

In November 2021, the Company acquired certain assets and personnel of MediaCrossing in order to bolster its Managed Services offerings.  Throughout 2022, Kubient experienced an increase in customer churn stemming from MediaCrossing's legacy business. As a result of these customer losses, the Company executed further cost-cutting measures, including a reduction in force, in order to further reduce costs, and has shifted more of its focus towards its inorganic growth strategy. The Company believes that these reductions will not affect its intention to otherwise continue its Programmatic Advertising operations, including the monetization of supply and demand customers connected to its Audience Marketplace, as well as through the use of the Company’s KAI ad fraud prevention artificial intelligence.

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

Results of Operations

Three Months Ended March 31, 2023 Compared With Three Months Ended March 31, 2022

The following table presents the results of operations for the three months ended March 31, 2023 and 2022:

	For the Three Months Ended
	March 31,
	2023	2022

Net Revenues	$11,748	$1,245,304

Costs and Expenses:
Sales and marketing	735,033	1,333,010
Technology	519,194	1,155,699
General and administrative	1,243,384	2,182,549
Loss accrual on customer contract	—	789,605
Total Costs and Expenses	2,497,611	5,460,863
Loss From Operations	(2,485,863)	(4,215,559)

Other (Expense) Income:
Interest expense	(2,446)	(3,872)
Interest income	4,445	2,291
Change in fair value of contingent consideration	—	589,622
Other income	18,200	26
Total Other Income	20,199	588,067
Net Loss	$(2,465,664)	$(3,627,492)

Net Revenues

For the three months ended March 31, 2023, net revenues decreased by $1,233,556, or 99%, to $11,748 from $1,245,304 for the three months ended March 31, 2022. The decrease was primarily attributable to the loss of certain customers that we had acquired in connection with our acquisition of MediaCrossing.

Sales and Marketing

For the three months ended March 31, 2023, sales and marketing expenses decreased by $597,977, or 45%, to $735,033 from $1,333,010 for the three months ended March 31, 2022. The decrease is primarily due to a decrease in sales team headcount costs of approximately $448,000, a decrease in consulting expense of approximately $59,000 for a consultant in the 2022 period that was not used in the 2023 period and a decrease in selling expense of $103,000 was primarily attributable to the aforementioned explanation for the decline in revenues.

Technology

For the three months ended March 31, 2023, technology expenses decreased by $636,505, or 55%, to $519,194 from $1,155,699 for the three months ended March 31, 2022. The decrease is primarily due to a decrease in technology team headcount costs of approximately $465,000, a decrease in hosting fees of approximately $131,000 and a decrease in software-technology subscription expense of approximately $40,000.

General and Administrative

For the three months ended March 31, 2023, general and administrative expenses decreased by $939,165, or 43%, to $1,243,384 from $2,185,549 for the three months ended March 31, 2022. The decrease is primarily due to a decrease in professional services costs of approximately $573,000 primarily related to one time legal costs incurred during 2022 period, a decrease in headcount costs of approximately $272,000, a decrease in insurance expense of approximately $36,000, and a decrease in office expenses of approximately $29,000.

Loss Accrual on Customer Contract

During the three months ended March 31, 2022, we recognized an estimated loss accrual on a customer contract of $789,605 related to media costs incurred associated with a contract with a customer. Subsequent to March 31, 2022 and through December 31, 2022, we recovered the entire estimated loss accrual.

Other Income

For the three months ended March 31, 2023, other income decreased by $567,868, or 97%, to $20,199 from other income of $588,067 for the three months ended March 31, 2022, primarily as a result of a one-time adjustment in the fair value of the earnout shares issuable to MediaCrossing, Inc. during the three months ended March 31, 2022.

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

For the three months ended March 31, 2023 and 2022, EBITDA and Adjusted EBITDA consisted of the following:

	For the Three Months Ended
	March 31,
	2023	2022
Net Loss	$(2,465,664)	$(3,627,492)
Interest expense	(2,446)	3,872
Interest income	4,445	(2,291)
Depreciation and amortization	—	162,221
EBITDA	(2,463,665)	(3,463,690)

Adjustments:
Stock-based compensation expense	$110,447	$432,656
Change in fair value of contingent consideration	—	(589,622)
Adjusted EBITDA	$(2,353,218)	$(3,620,656)

Adjusted Loss Per Share	$(0.16)	$(0.25)
Weighted Average Common Shares Outstanding - Basic and Diluted	14,440,464	14,256,159

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

Liquidity and Capital Resources

We measure our liquidity in a number of ways, including the following:

	March 31,	December 31,
	2023	2022

Cash and cash equivalents	$11,827,956	$14,739,484
Working capital	$10,518,121	$12,873,338

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

Cash Flows

Three Months Ended March 31, 2023 Compared With Three Months Ended March 31, 2022

Our sources and uses of cash were as follows:

Cash Flows From Operating Activities

We experienced negative cash flows from operating activities for the three months ended March 31, 2023 and 2022 in the amounts of $2,829,348 and $3,973,341, respectively. The net cash used in operating activities for the three months ended March 31, 2023 was primarily a result of cash used to fund a net loss of $2,465,664, adjusted for net non-cash expenses of $119,918, partially offset by $483,602 of net cash used in changes in the levels of operating assets and liabilities. The net cash used in operating activities for the three months ended March 31, 2022 was primarily a result of cash used to fund a net loss of $3,627,492, adjusted for net non-cash expenses of $4,705, partially offset by $350,554 of net cash used in changes in the levels of operating assets and liabilities.

Cash Flows From Investing Activities

Net cash used in investing activities for the three months ended March 31, 2023 was $0. Net cash used in investing activities for the three months ended March 31, 2022 was $7,520, which was attributable to purchases of property and equipment.

Cash Flows From Financing Activities

Net cash used in financing activities for the three months ended March 31, 2023 was $82,180, which was attributable to repayments of financed director and officer insurance premiums. Net cash provided by financing activities for the three months ended March 31, 2022 was $218,058, which was attributable to repayments of our PPP loan of $109,270 as well as repayments of financed director and officer insurance premiums of $108,788.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2023. Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2023.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

KUBIENT, INC.

Dated: May 22, 2023	/s/ Paul Roberts
Paul Roberts
Chief Executive Officer
(principal executive officer)

Dated: May 22, 2023	/s/ Joshua Weiss
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